Form 10-K
period 1993-12-31
ROBERTSON CECO CORP
filed 1994-03-31
CIK 868635

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

Annual report ("Report") pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993

Commission file number 1-10659

                     ROBERTSON-CECO CORPORATION
- - ---------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Delaware                           36-3479146
- - -------------------------------   ------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

    222 Berkeley Street, Boston, Massachusetts            02116
- - ----------------------------------------------------     ------------
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (617) 424-5500
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                    ON WHICH REGISTERED
       -------------------                   ---------------------

Common Stock, par value, $0.01 per share     New York Stock Exchange
- - ----------------------------------------     -----------------------

Securities registered pursuant to Section 12(g) of the Act:
                               None
- - ---------------------------------------------------------------------
                         (Title of Class)

     The aggregate market value of the voting stock held by non-affiliates of the
Registrant was $20,157,100 based upon the closing sales price of Registrant's common stock on the New York Stock Exchange on March 14, 1994. (The value of shares of common stock held by executive officers and directors of the Registrant and their affiliates has been excluded.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the
Registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes    X    No
                            -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405
of Regulation S-K is not contained herein, and will not be contained, to the best of
Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of March 14, 1994, 16,287,586 shares of common stock of the Registrant were outstanding.

     Portions of the Registrant's definitive proxy statement for Registrant's
1993
annual meeting of stockholders to be filed with the Commission not later than
 120
days after the end of Registrant's fiscal year covered by this report ("Report") are incorporated by reference into Part III.

                        ROBERTSON-CECO CORPORATION

                                  Table of Contents


                                  PART I
                                                              Page
    -----------------------------------------------------------
Item 1.   Business                           . . . . . .        3

Item 2.   Properties . . . . . . . . . . . . . . . . .           8

Item 3.   Legal Proceedings. . . . . . . . . . . . . .           9

Item 4.   Submission of Matters to a Vote of Security Holders. . .       10

Item 4.1  Executive Officers of the Registrant . . . .          11


                                   PART II

       -----------------------------------------------------------

Item 5.   Market for the Registrant's Common Stock and Related
         Stockholder Matters . . . . . . . . . . . . .          13

Item 6.   Selected Financial Data. . . . . . . . . . .          14

Item 7.   Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations . . . . . . . . . . . . . . . .          16

Item 8.   Financial Statements and Supplementary Data.          26

Item 9.   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure. . . .          60


                                   PART III

       -----------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant . . .       61

Item 11.  Executive Compensation . . . . . . . . . . .          61

Item 12.  Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . .          61

Item 13.  Certain Relationships and Related Transactions . . . . .       61


                                   PART IV

       -----------------------------------------------------------

ITEM 14.  Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K . . . . . . . . . . . . .          62

       Signatures. . . . . . . . . . . . . . . . . . .          64

ITEM 1.  BUSINESS
    --------

THE COMPANY

     Robertson-Ceco Corporation (the "Company") was formed on November 8,
1990 by
the merger (the "Combination") of H. H. Robertson ("Robertson") and Ceco Industries, Inc. ("Ceco Industries") with and into The Ceco Corporation ("Ceco"), a wholly-owned subsidiary of Ceco Industries, with Ceco continuing as the surviving corporation under the name Robertson-Ceco Corporation. The Combination was accounted for using the purchase method, with Robertson deemed the acquiror. Accordingly, the assets, liabilities and results of operations of Ceco Industries are included in the Company's consolidated financial statements only for periods subsequent to November 1, 1990.

     The Company and its subsidiaries operate in three segments: (1) the Metal Buildings Group, which is engaged in the manufacture, sale and installation of pre-engineered metal buildings for commercial and industrial users; (2) the Building Products Group, which provides construction services and at certain locations is engaged in the manufacture, sale and installation of non-residential building components, including wall, roof and floor systems; and (3) the Concrete
Construction Group, which is engaged in the provision of subcontracting services for forming poured-in-place, reinforced concrete buildings. Most of the products and services which the Company manufactures and sells are used in the construction of buildings, including commercial and industrial buildings, schools, offices, hospitals and multi-family dwellings. The Company considers all aspects of its business to be highly competitive. The Company's business is both seasonal and cyclical in nature and, as a consequence, has certain working capital needs which are characteristic of the industry in which the Company conducts its business. At a time of increased construction activity, the Company has a need for increased working capital which traditionally has been funded principally by short-term bank borrowings and letters of credit. When construction activity declines on a temporary basis, the Company tends to increase its liquidity position and reduce its accounts receivable, inventories and accounts payable.

     As a result of the significant, negative impact on operations and liquidity caused by the severe recession in the worldwide non-residential construction markets, and the unlikelihood that a turnaround in the economy would occur in the near future, during the third quarter of 1991, the Company began to develop a restructuring plan designed to improve its operational and financial performance.
In connection with this restructuring plan, during the first quarter of 1992, the
Company sold (a) certain of its domestic building products and construction businesses, including the operations of the Ceco Door Products, the Ceco Entry Systems and the Ceco/Windsor Door operating units of the Company (collectively, the "Door Business"), acquired as part of the Combination, and the portion of the
Company's H. H. Robertson Company (USA) operating unit engaged in the design, fabrication, marketing, sale and erection of industrial and architectural wall, roof and other building products systems (the "X-1 Business") for approximately $135 million, (b) its floor and deck business (the "Floor Business") for $2.4 million and (c) its subsidiary located in South Africa (the "South African Subsidiary") and, together with the X-1 Business and the Floor Business, the
"Sold Businesses") for $5.3 million.   The Company's 1990 results of operations
were reclassified to reflect the Door Business as a discontinued operation. The X-1 Business, the Floor Business and the South African Subsidiary, which were recorded as held for sale at December 31, 1991, represent a portion of a segment and operated as part of the Company's Building Products Group. In November of 1993, the Company sold its subsidiary located in the United Kingdom (the "U.K. Subsidiary") which also operated as part of the Company's Building Products Group.

     In addition to the sale of the Door Business, the Sold Businesses and the U.K. Subsidiary discussed above, a series of other operational restructuring actions were taken in 1991, 1992 and 1993. Operational restructuring actions which have taken place include downsizing the corporate headquarters, closing excess plants and redistributing manufacturing operations and equipment from closed operations, consolidating and improving capacity and cost effectiveness at remaining plants, closing sales and district offices, relocating certain product lines, reducing work force levels and consolidating certain financial and administrative functions. The Company is continuing to pursue a variety of further operational restructuring options, including further consolidation and redistribution of operations and equipment and withdrawal from unprofitable and nonstrategic businesses through sale or closure.

     The significant financial restructuring actions which were completed during
1993 include: the completion of the Company's exchange offer for the Company's 15.5% Discount Subordinated Debentures due 2000 for new debt and common stock and the exchange of the Company's outstanding cumulative convertible preferred stock for common stock; replacement of the Company's domestic credit facility; significant reductions in outstanding letters of credit; renegotiation and settlement of certain operating leases in connection with the Company's downsizing activities; retirement of a $4.0 million facility fee note through the issuance of 1,374,292 shares of common stock; and the sale of 3,333,333 newly issued shares of the Company's common stock and the transfer of all assets, claims and rights under a foreign project to an outside investor which is indirectly controlled by a director of the Company for $10.0 million.


METAL BUILDINGS

     The Company owns and operates three pre-engineered metal building companies:
Ceco Building Systems, Star Building Systems, and H. H. Robertson Building Systems (Canada). Pre-engineered metal buildings have traditionally accounted for a significant portion of the market for commercial and industrial buildings under 150,000 sq. ft. in size that are built in North America. Historically aimed at the one-story small to medium building market, the use of the product is expanding to large (up to 1 million sq. ft.), more complex, and multi-story (up to 4 floors) buildings. The product provides the customer with a custom designed building at generally a lower cost than conventional construction and is generally faster to job completion from concept.

     The Company's pre-engineered metal buildings are designed and manufactured at plants in California, Iowa, Mississippi, North Carolina, and in Ontario, Canada. The buildings are sold through builder/dealers located throughout the U.S. and Canada. In addition to sales in North America, in recent years the Company has been selling its buildings to a growing Asian market. Sales to these markets are made both through local unaffiliated dealers and by Company salespersons. The principal materials used in the manufactured buildings are hot and cold rolled steel products that are readily available from many sources. The buildings consist of four components: primary structural steel, secondary structural steel, cladding, and accessories (doors, windows, flashing, etc.). The buildings are erected by the dealer network supplemented by subcontractors and, in certain cases, by Company erection crews.

     The Company believes it is an important manufacturer of pre-engineered buildings, although it faces competition from other manufacturers. Price and service are the primary competitive features in this market. The Metal Buildings
Group accounted for 31%, 47% and 57% of the Company's revenue (before intersegment eliminations) in 1991, 1992 and 1993, respectively.

BUILDING PRODUCTS

     The Building Products Group provides construction services and at certain locations, manufactures products, and provides construction services with respect to, (a) insulated and non-insulated roofing, siding and exterior wall panels;
(b) fluted steel roofs and decks and fluted and cellular steel floor and deck and related supplies and accessories; (c) louvers and ventilators; and
(d) architectural wall systems. In connection with an agreement pursuant to which the Company sold the Door Business and the X-1 Business, the Company (a) sold its
United States building products businesses, other than its architectural wall operations located at its Cupples Products Division ("Cupples") in St. Louis, Missouri, and (b) agreed not to compete in the United States with respect to the building products businesses which were sold. Cupples continues to design, engineer and manufacture architectural wall systems. The principal materials used by the Company in the manufacture of its building products are coiled steel (both galvanized and prepainted), coiled and sheet aluminum, ingot aluminum, glass synthetic resins and metal fastening devices. These materials are readily available from multiple sources.

     Cupples markets and sells its products both in the United States and throughout the rest of the world. The principal geographic areas in which the Company's other building products are sold are Continental Europe, Australia, Canada, New Zealand and Southeast Asia. The Company's building products compete on a worldwide basis with a number of manufacturers of metal building products which are similar to those fabricated by the Company. Further competition comes from manufacturers using other materials such as concrete, brick, gypsum products, glass and reinforced plastics. Price, service, warranty and product and installation performance each affect competition for the Company's building products.

     The Building Products Group accounted for 56%, 36% and 26% of the Company's revenues (before intersegment eliminations) in 1991, 1992 and 1993, respectively.


CONCRETE CONSTRUCTION

     The Concrete Construction Group provides a subcontracting service for forming poured-in-place, reinforced concrete buildings. The forms are used to mold the site-case concrete floors, roofs, walls and other miscellaneous parts of buildings, and generally are removed for repeated use on the same structure or on
other buildings. After the forms are in place, other parties provide material and labor for reinforcement and concrete. In selected markets, the Company provides additional services which may include material and labor for concrete and reinforcing steel, as well as project management for construction of the entire concrete structural frame or skeleton of a building. The Company's primary market is the non-residential building segment of the U.S. construction market, including commercial, industrial and institutional buildings, as well as water storage and treatment plants, and other similar public programs.

     The Concrete Construction Group maintains storage facilities for its forming
and other equipment at locations throughout the United States. The yards are located regionally to reduce transportation costs in servicing of construction markets located throughout the country. In addition, the Company currently operates two remanufacturing facilities which are equipped to recondition forms, as required for repeated use. Construction services are provided by the Company's own employees or by subcontractors. Although the number of workers employed in this business varies because of the cyclical and seasonal nature of construction activity, the supply of labor is considered to be adequate. Concrete forming services are sold to general building contractors and others through the regional sales offices. At December 31, 1993, there were concrete construction sales offices in 21 cities throughout the continental United States.
The Company believes that it is the largest organization performing such services
in the United States; however, there are a number of local and regional general building contractors, concrete subcontractors and forming subcontractors offering competitive services, often with lower transportation costs and overhead than the
Company. The Company competes with these firms through a regional marketing network, preconstruction services (such as design consulting and project scheduling) and national name-recognition. The Company's experience and volume allow it to maintain cost advantages with respect to certain aspects of the services offered. The Concrete Construction Group accounted for 13%, 17% and 17%
of the Company's revenues (before intersegment eliminations) in 1991, 1992 and 1993, respectively.


CUSTOMERS

     The Company serves a wide variety of customers, virtually all of which are in the construction industry, and there is no dependence upon a single customer, group of related customers or a few large customers.


INVENTORY AND BACKLOG

     Virtually all sales of pre-engineered metal buildings and building products are for specific projects, and the Company maintains a minimum inventory of finished products. Shipments of pre-engineered metal buildings and building products are generally made directly from the manufacturing plant to the building sites. Raw materials are largely comprised of steel-related materials which are susceptible to price increases, especially during periods of strong economic expansion. Historically, the Company and the related industries with which it competes have been successful in passing on such price increases to purchasers.

     Due to the wide availability of the necessary raw materials and the generally short delivery lead times, the Company generally has been able to minimize its risk with respect to price increases in the raw materials used to make its products. To the extent that the Company has quoted a fixed-price sales contract and has not locked in the related cost of the raw materials, the Company is at risk for price increases in such raw materials.

     An inventory of reusable forms for concrete construction in standard sizes and shapes is maintained at locations throughout the United States. Special sizes and shapes may be required for specific jobs and are scrapped after use. The Company believes that it has an adequate supply of standard forms to meet current and foreseeable demand and that any specialized forms are readily available from multiple sources.

     For material, backlog is determined primarily based upon receipt of a letter of intent or purchase order from the customer and with respect to erection work, backlog is determined based primarily on receipt of the customer contract or letter of intent. The Company reduces its backlog upon recognition of the related revenue. At December 31, 1993, the backlog of unfilled orders believed to be firm for the Company's ongoing businesses was approximately $151 million. On a comparable basis, adjusted for the sale of the U.K. Subsidiary, which had at December 31, 1992 backlog of approximately $26 million, the order backlog was approximately $143 million at December 31, 1992. Approximately $10 million of the
December 31, 1993 backlog is expected to be performed after 1994.


FACILITIES

     During 1993, the Company's facilities for manufacturing pre-engineered metal buildings generally operated on a two-shift work schedule five days each week, while the Company's facilities for manufacturing building products generally operated on a one-shift work schedule five days each week. Should the need to fill additional orders for its products occur, the Company believes it could institute additional working shifts or work days. The majority of the Company's pre-engineered metal buildings and building products are manufactured for specific projects, and its forms for concrete construction are often standard shapes and sizes which can be reused. Quantitative determination of total production capacity and of utilization thereof is therefore not meaningful. The Company believes its existing manufacturing facilities and labor force are adequate to serve the present and reasonably foreseeable future needs of its business.


PATENTS

     The Company owns a number of patents with varying expiration dates extending beyond the year 2000. None of these patents is believed to be a major factor in the competitive position of the Company. The Company has entered into various licensing arrangements relating to the Company's patents, trademarks and 'know-how,' but the revenues received from these arrangements, in the aggregate, are not significant.


RESEARCH AND DEVELOPMENT

     The Company conducts limited research activities for the purpose of developing new products and improvements to, and new applications for, existing products. Research and development expenditures were approximately $2.0 million in 1991, $.7 million in 1992, and $.5 million in 1993. The decline in research and development expenditures is primarily a result of the exclusion of businesses which have been sold.


ENVIRONMENTAL CONTROLS

     The Company's manufacturing activities have generated and continue to generate materials classified as hazardous wastes. The Company devotes considerable resources to compliance with legal and regulatory requirements relating to (a) the use of these materials, (b) the proper disposal of such materials classified as hazardous wastes and (c) the protection of the environment. These requirements include clean-ups at various sites. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and such liability can be reasonably estimated. Based upon currently available information, including the reports of third parties, management does not believe that the reasonable possible loss in excess of the amounts accrued in the Company's consolidated financial statements would be material. However, no assurance can be given that any future discovery of new facts and the retroactive application of the Company's legal and regulatory requirements to those facts would not be material and would not change the Company's estimate of costs it could be required to pay in any particular situation.


EMPLOYEES

     At December 31, 1993, the Company employed approximately 3,103 persons worldwide and was a party to collective bargaining agreements with various labor unions covering approximately 785 U.S. employees and 119 foreign employees.
Work
stoppages are generally a possibility in connection with the negotiation of collective bargaining agreements, although the Company believes that its employee relations are generally satisfactory.

FOREIGN OPERATIONS

     As described above, the Company owns subsidiaries or directly conducts operations in several foreign countries. For the year ended December 31, 1993, foreign operations accounted for 25% of the Company's revenues before inter-area eliminations, and at December 31, 1993, foreign operations accounted for 22% of the Company's total assets (before adjustments and eliminations). The Company's foreign investments and businesses result in several risks to the Company's financial condition and results of operations, including potential losses through currency exchange rate fluctuations, expropriation of assets, restrictions upon the repatriation of capital and profits, and foreign governmental regulations discriminating against non-domestic companies. The Company intends to comply with
United States laws and Treasury Department and Commerce Department regulations concerning boycotts, which compliance could adversely affect the Company's business in countries which impose boycott requirements.


ITEM 2. PROPERTIES
   ----------

     The Company maintains and operates manufacturing plants world-wide to produce the products and materials required by its business activities. The listing below identifies those manufacturing facilities which are currently used in the Company's business and identifies the business segments that use the properties. Facilities not indicated as "leased" are owned in fee by the Company. Substantially all of the Company's domestic manufacturing facilities are pledged as collateral in connection with the Company's domestic credit facility.


MANUFACTURING PLANT                  BUSINESS SEGMENT
- - -------------------                  ----------------

Monticello, Iowa                     Metal Buildings
Lockeford, California                Metal Buildings
Mt. Pleasant, Iowa                   Metal Buildings
Rocky Mount, North Carolina          Metal Buildings
Columbus, Mississippi                Metal Buildings
Hamilton, Ontario, Canada            Metal Buildings
St. Louis, Missouri (leased)         Building Products
Granollers, Spain                    Building Products
Broenderslev, Denmark                Building Products
Revesby, N.S.W., Australia           Building Products


     Each of the Company's manufacturing plants is an operating facility, designed to produce particular items. The productive capacities of these plants are adequate to serve the Company's business needs at a volume at least equal to that achieved in 1993.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

LAWSUITS

     Three related lawsuits were filed by or against the Company in 1990 and
1991
and are pending in the Supreme Court of the State of New York (Cupples Product Division of H. H. Robertson Company v. Morgan Guaranty Trust Company of New York, et al; Ace Contracting Company, a Division of Cell-San Construction Company, Inc.
v. Morgan Guaranty Trust Company of New York, et al; H. Sand & Co., Inc. v. Morgan Guaranty Trust Company of New York). The lawsuits arise out of the construction of new headquarters for Morgan Guaranty Trust Company of New York ("Morgan") at 60 Wall Street, New York, New York. Cupples acted as a subcontractor for the provision and erection of custom curtainwall for the building. Morgan and Tishman Construction Company of New York ("Tishman"), the general contractors for the project, have claimed that the Company and Federal Insurance Company ("Federal"), as issuer of a performance bond in connection with the Company's work, are liable for $29.9 million in excess completion costs and delay damages due to the Company's alleged failure to perform its obligations under its subcontract. The Company has taken action to enforce a $5.0 million mechanic's lien against the building and seeks to recover more than $10.0 million in costs and damages caused by Tishman's breach of the subcontract with the Company. The Company and Federal believes there are meritorious defenses to those claims against them and are vigorously defending and prosecuting these actions.

     In February 1994, the Company filed suit in state court in Iowa against Alaska Industrial Development and Export Authority ("AIDEA"), Olympic Pacific Builders, Inc. ("OPB") and Strand Hunt Corp. ("Strand Hunt") and others alleging breach of contract, tortious interference with contractual relations, negligence and misrepresentation, and seeking payment of amounts owed to the Company and other damages in connection with a pre-engineered metal building in Anchorage, Alaska. The Company fabricated the building for OPB, which in turn supplied the building to Strand Hunt, as general contractor for AIDEA. In March 1994, Strand Hunt filed suit in the Superior Court for the State of Alaska against a number of parties, including the Company and its surety. Strand Hunt has alleged against the Company breach of contract, breach of implied warranties, misrepresentation and negligence in connection with the fabrication of the building and seeks damages in excess of $10 million. The Company believes that it is entitled to payment and that it has meritorious defenses against the claims of Strand Hunt.

     Two separate, but related lawsuits have been filed by or against the Company in connection with a $2.4 million subcontract performed by Cupples for the supply and erection of custom curtainwall on a commercial office building project known as the 3DI Tower in Houston, Texas. On January 29, 1991, Harvey Construction Company ("Harvey"), the general contractor, filed suit in federal court in Houston asserting claims for the owner/developer of the project as well as attempting to enforce a $4.0 million state court judgment against Cupples by virtue of the indemnity provisions in the subcontract (Harvey Construction Co.
 v.
Robertson Ceco Corp.). On January 30, 1991, without knowledge of the action filed by Harvey the previous day, Cupples filed an action in federal court in St.
Louis seeking a declaratory judgment that it is not liable under the indemnity provisions or for any of the owner/developer's claims that were assigned to Harvey (Cupples Products Division of Robertson Ceco Corp. v. Harvey Construction Co.). Harvey has filed a counterclaim in the St. Louis action, seeking to enforce the state court judgment as well as the assigned claims. Other than demanding indemnity for the $4.0 million state court judgment, Harvey's counterclaims seek unspecified damages. The Company believes it has meritorious defenses to Harvey's claims against Cupples and is vigorously defending and prosecuting these actions.

     There are various other proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. While the outcome of the Company's legal proceedings cannot at this time be predicted with certainty, management does not expect that these matters will have a material adverse effect upon the consolidated financial condition or results of operations of the Company.

     During 1993 and through February 1994, the Company resolved and settled certain litigation relating to matters of alleged employment discrimination and alleged breaches of real estate leases by the Company. These settlements did not have a material adverse effect on the Company's 1993 Consolidated Statement of Operations.


ENVIRONMENTAL MATTERS

     The Company has completed its investigation with respect to the remediation of two owned disposal sites formerly used by Robertson to dispose of plant wastes from the Company's former Ambridge, Pennsylvania, manufacturing facility. The Company has submitted its reports of findings to the Pennsylvania Department of Environmental Resources ("PDER") and it is now in the process of submitting work plans for remedial activities for both sites to the PDER for its consideration and approval. The Company also is in the process of negotiating a Consent Order and Agreement to memorialize the agreed upon approach to remediate these sites. In another matter, the Company has submitted a proposal to the Illinois Environmental Protection Agency ("IEPA) regarding an appropriate modified closure plan for a hazardous waste storage facility for electric arc furnace dust at Ceco's former Lemont, Illinois, steel mill facility. Environmental closure at this site is substantially complete. A closure unit has been constructed and a post-closure groundwater monitoring well system has been installed and is currently in operation. The Company has entered into discussions with the IEPA regarding what further conditions they will require to secure final closure.
 The
Company has recorded reserves in amounts which it considers to be adequate to cover the probable and reasonably estimable costs which may be incurred in relation to these matters. However, no guarantee can be made that the relevant governmental authorities will accept the remediation plans or actions proposed by the Company or the position taken by the Company as to its legal responsibilities and therefore that more costly remediation efforts will not be required.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of security holders.

ITEM 4.1.  EXECUTIVE OFFICERS OF THE REGISTRANT
           ------------------------------------

The following table sets forth certain information regarding the executive officers of the Company as of March 14, 1994.
     Name                Age                 Position
     ----                ---                 ---------
Andrew G. C. Sage, II         68             Chairman
Michael E. Heisley       57             Chief Executive Officer, Vice
                                        Chairman
Denis N. Maiorani             45             President
John T. Baker            34             Vice President, Financial
                                        Planning
Stephen P. Bishop             37             Vice President and Treasurer
Douglas P. Gernert       36             Corporate Senior Vice
                                        President and President,
                                        Cupples Products
George S. Pultz               42             Vice President, General
                                        Counsel and Secretary
Gerardo Rodriguez             54             Corporate Vice President, and
                                        President, Building Products-
                                        Europe
Ronald W. Schuster       43             Corporate Vice President, and
                                        President, Ceco Concrete
                                        Construction
John C. Sills            38             Vice President and Controller

     Mr. Andrew G. C. Sage, II is Chairman (since July 1993) of the Company.
Mr. Sage also served as President (from November 1992 until July 1993) and Chief Executive Officer (from November 1992 until December 1993) of the Company. Mr. Sage is also President of Sage Capital Corporation ("Sage Capital"), a general business and financial management corporation specializing in business restructuring and problem solving. Prior to the formation of Sage Capital in 1989, Mr. Sage was a consultant to and a director of RJR Nabisco, Heico, Inc., Pettibone Corporation and USIF Real Estate. Mr. Sage is a director of Computervision Corporation, Fluid Conditioning Products, Heico, Inc. and Pettibone Corporation.

     Mr. Heisley is Chief Executive Officer and Vice Chairman (since December
1993) of the Company.   Mr. Heisley is Chairman of the following companies:
Heico, Inc. (since 1978), a diversified manufacturing company; Pettibone Corporation (since 1988), a manufacturer of heavy equipment; Davis Wire Corporation (since 1991), a manufacturer of steel wire; Steelastic Company (since
1991), a manufacturer of tire making equipment; Tom's Foods, Inc.
(since 1993), a
manufacturer and distributor of snack foods; Newbury Industries, Inc. (since
1993), a manufacturer of injection molding equipment for the plastics industry, and Nutri/System, Inc. (since 1993), a national weight maintenance company.
 He is
also a director of Envirodyne, Inc. (since 1994).

     Mr. Maiorani is President (since July 1993) of the Company. Prior to being elected President, Mr. Maiorani served in various senior management positions with the Company including Executive Vice President and Chief Administrative Officer (from November 1992 until July 1993), Chief Financial Officer (from March
1992 until July 1993) and Senior Vice President (from March 1992 until November
1992). Prior to joining the Company, Mr. Maiorani was Senior Vice President and Chief Financial Officer (1988-1992) of M/A-COM, Inc., a manufacturer of electronic semi-conductors, components and subsystems.

     Mr. Baker is Vice President of Financial Planning (since March 1993) of the Company. Previously, Mr. Baker was Director of Financial Planning (from April

1992 until March 1993) of the Company. From 1990 to 1992, Mr. Baker was Vice President of Sixx Holdings, Incorporated, an investment corporation. From 1988 to 1990, Mr. Baker was Vice President of The Thompson Company, an investment company.

     Mr. Bishop is Vice President and Treasurer (since August 1992) of the Company. Prior to that date, Mr. Bishop was Assistant Treasurer (1983-1992) of General Cinema Corporation (now known as Harcourt General).

     Mr. Gernert is Corporate Senior Vice President (since July 1993) of the Company and President, Cupples Products Division (since January 1993). Mr. Gernert also served as Senior Vice President, Corporate Planning and Development (from March 1992 until July 1993). Prior to that time, Mr. Gernert was Founder and Managing Director (1991) of Counterpoint Management, a management consulting business. From 1989 to 1990, Mr. Gernert was Vice President and Assistant to the President and, from 1988-1989, was Vice President-Corporate Development of HMK Enterprises, a diversified holding company.

     Mr. Pultz is Vice President, General Counsel and Secretary (since January
1993) of the Company. Previously, Mr. Pultz was Assistant General Counsel and Assistant Secretary (1990-1993) and Assistant Corporate Counsel (1985-1990) of M/A-COM Inc. In addition, Mr. Pultz served as director (1988-1990) of Meteor Message Corporation, a start-up global positioning and messaging services provider. Mr. Pultz was also Clerk (1989-1993) of Filcom Microwave Inc., a microwave filter assembly maker.

     Mr. Rodriguez is Corporate Vice President and President, Building Products
- - - Europe (since March 1993) of the Company. Prior to that date, Mr. Rodriguez was a private consultant (1990 to 1993) for various companies in the engineering, pharmaceutical and food industries in the United Kingdom, France and Spain.
 From
1988 to 1990, Mr. Rodriguez was Vice President, in London, England, of International Nabisco Brands, Inc.

     Mr. Schuster is Vice President of the Company and President of Robertson-Ceco Concrete Construction Group (since January 1993). Prior to that time, Mr. Schuster held various senior level positions with the Company, including Regional Manager, Northern Region (1991-1992), Regional Manager, North Central Region (1990-1991), and District Manager/Operations Manager, Chicago (1988-1990).

     Mr. Sills is Vice President and Controller (since May 1992) of the Company. Previously, Mr. Sills was an independent consultant to a commercial bank and was a Senior Audit Manager (1981-1991) at Price Waterhouse, a public accounting firm.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------------------

COMMON STOCK

     The Company's Common Stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "RHH". The following table sets forth the high and low sale prices per share of the Common Stock as reported on the NYSE Composite Transaction Reporting System during the calendar periods indicated. Under the terms of the Company's domestic credit facility, the Company is restricted from paying cash dividends on its Common Stock. The Company did not pay cash dividends on the Common Stock during the periods set forth below.

                                          High (1)   Low (1)
                                         ---------- ----------
Calendar 1992
  First Quarter. . . . . . . . . . . . . .       $74   1/4        $39  3/16
  Second Quarter . . . . . . . . . . . . .        37   1/815 15/32
  Third Quarter. . . . . . . . . . . . . .        20   5/815 15/32
  Fourth Quarter . . . . . . . . . . . . .        20   5/8 9  9/32


Calendar 1993
  First Quarter. . . . . . . . . . . . . .       $11 11/32        $ 6  3/16
  Second Quarter . . . . . . . . . . . . .         9  9/32 3  3/32
  Third Quarter. . . . . . . . . . . . . .         4   7/8 4   1/8
  Fourth Quarter . . . . . . . . . . . . .         3   5/8 2   1/2

    (1) On July 23, 1993, a 1 for 16.5 reverse stock split of the Company's Common Stock became effective. This reverse stock split followed the issuance as of July 14, 1993 of 10,178,842 shares, after giving effect to the reverse stock split, in exchange for $63,733,867 principal amount of the Company's 15.5% Subordinated Debentures due 2000 and 500,000 shares of the Company's Preferred Stock pursuant to an exchange offer for such debentures and preferred stock consummated on this date (See Note 10 to the Consolidated Financial Statements). The high and low sales prices per share of Common Stock prior to July 23, 1993 are adjusted for the above reverse stock split.

     There were approximately 2,844 holders of record of the Company's Common Stock as of March 14, 1994. Included in the number of stockholders of record are stockholders who held shares in "nominee" or "street" name. The closing price per share of the Company's Common Stock as of March 14, 1994, as reported under the NYSE Composite Transaction Reporting System was $3.125.

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below are historical financial data concerning the Company at December 31, 1989, 1990, 1991, 1992 and 1993 and for each of the five years in the period ended December 31, 1993. These data have been derived from the audited consolidated financial statements of the Company for such periods, some of which are presented elsewhere herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Report.

Statements of Operations Data (a)(b)(c)(d):
(In thousands, except share data)
                                      Year Ended December 31
                         --------------------------------------------------
                     1989      1990       1991       1992     1993 (e)
               -----  --------        ---------          --------  --------
Net revenues . . . . . . $540,512  $551,905  $ 651,453    $400,953  $379,906
                      -------  --------   ---------          --------  --------
Costs and expenses:
  Cost of Sales. . . . .        459,447   474,771 577,482  352,816 323,619
  Selling, general and
    administrative . . . 69,059  78,457   101,929  79,188   59,190
  Restructuring expense
    (income) . . . . . .    -    (2,105)   34,776  11,858      -
               --------  --------        ---------       --------  --------
  Total costs and expenses . . .528,506   551,123 714,187  443,862 382,809
             --------  --------        ---------          --------  --------
Operating income (loss). 12,006     782   (62,734)(42,909)  (2,903)
Interest expense . . . .        (10,655)  (11,861)(20,910) (15,319)(10,762)
Gain (loss) on businesses
  sold/held for sale . .  1,211     -     (25,371) (1,132)  (9,700)
Other income (expense), net. . .  5,619     2,893   2,012   (6,783)    771
             --------         --------         ---------  --------  --------
Income (loss) from continuing
  operations before
  income taxes . . . . .  8,181  (8,186) (107,003)(66,143) (22,594)
Income taxes . . . . . .  2,689   2,552     2,030   1,205        9
              --------         --------         ---------  --------  --------
Income (loss) from
  continuing operations.  5,492 (10,738) (109,033)(67,348) (22,603)
Income (loss) from
  discontinued operations. . . . (1,148)   (1,944)(15,769)  (3,797) (2,500)
Extraordinary gain on
  debt exchange. . . . .    -       -         -       -      5,367
Cumulative effect of
  accounting change (f).    -       -         -       -     (1,200)
              --------  --------        ---------          --------  --------
Net income (loss). . . .$  4,344  $(12,682)  $(124,802)   $(71,145) $(20,936)
                    ========  ======== =========          ========  ========
Earnings (loss) per common share(d):
  Continuing operations. $  13.70  $ (23.93)    $ (124.49) $ (76.69) $  (3.65)
  Discontinued operations. . . .  (2.97)    (4.29) (17.95)   (4.31)   (.40)
  Extraordinary item . .     -       -         -       -       .86
  Cumulative effect of
    accounting change (f). . . .     -         -       -        -     (.20)
                 --------      --------         ---------  --------  --------
  Net income (loss) per
    common share . . . .$  10.73  $ (28.22)   $ (142.44) $ (81.00) $  (3.39)
                       ========  ========      =========  ========  ========
Weighted average number of
  common shares outstanding. . .    384       457     878      880   6,217
                  ========  ========     =========          ========  ========
Cash dividends declared per
  common share . . . . .    -       -         -       -        -
          ========  ========        =========          ========   ========

Balance Sheet Data (a)(b)(c):
(Thousands)
                                         December 31
                         --------------------------------------------------
                         1989     1990     1991    1992    1993(e)
               --------        --------- --------         ---------  --------
Working capital surplus
  (deficiency) . . . . .        $ 59,289$  63,602 $ 51,377$(101,200) $  4,708
Total assets . . . . . .         307,850  539,340 422,937  232,370 181,823
Long-term debt (current
  portion) (g) . . . . .  4,382    3,476   65,964  67,420      390
Long-term debt (excluding
  current portion) . . . 46,885  108,056   69,897   1,426   45,084
Stockholders' equity
  (deficiency) . . . . . 81,502  155,545   39,874 (34,189) (16,663)



(a) The consolidated financial data reflect the results of operations and assets and liabilities of Ceco Industries subsequent to November 1, 1990. See Note 3 of the Notes to Consolidated Financial Statements.

(b) The consolidated statements of operations data exclude the results of operations of the Sold Businesses subsequent to December 31, 1991. For purposes of the consolidated balance sheet data, the Sold Businesses were recorded as net assets held for sale at December 31, 1991. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Notes to Consolidated Financial Statements.

(c) The consolidated statements of operations data exclude the results of operations of the Company's sold U.K. Subsidiary for periods subsequent to September 30, 1993. The consolidated balance sheet data exclude the assets and liabilities of the sold U.K. Subsidiary for all years subsequent to December 31, 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Notes to Consolidated Financial Statements.

(d) On July 23, 1993, a 1 for 16.5 reverse split of the Company's common stock became effective. All common stock share amounts and per share data are restated to reflect the reverse split.

(e) The consolidated financial information as of and for the year ended December 31, 1993 includes the effects of the Company's Exchange Offer which was consummated on July 14, 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 10 of the Notes to Consolidated Financial Statements.

(f) In the fourth quarter of 1993, the Company adopted Statement of Accounting Standards No. 112 "Employers' Accounting for Post Employment Benefits". See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 19 of the Notes to Consolidated Financial Statements.

(g) As a result of a default under the indenture, the amount of long-term debt (current portion) at December 31, 1992 includes $63,347,000, classified as current related to the Company's 15.5% Discount Subordinated Debentures due 2000. See Note 10 of the Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1993 COMPARED WITH YEAR ENDED DECEMBER 31, 1992

     During the past several years, the Company has been adversely affected by the worldwide recession in the construction industry and as a result has incurred significant operating losses and has experienced severe liquidity problems. To address these problems, the Company has developed and either implemented or is in
the process of implementing a number of operational and financial restructuring plans for the Company, including reducing operating costs to meet current and expected levels of demand, liquidating or divesting of operations which do not meet the Company's strategic direction or where the amount of cash required to restructure the business exceeds the expected return within a reasonable period of time, and investing in remaining businesses, where appropriate, to realize their potential.

     The significant operational restructuring actions which were completed during 1992 and 1993 include: staff reductions at Corporate; closure of three high-cost manufacturing plants and consolidation and rationalization at the remaining manufacturing plants at the Metal Buildings Group; sales and closure of certain businesses; exiting markets and manufacturing operations at certain locations and other reductions in fixed costs primarily through headcount reductions at the Building Products Group and closure of unprofitable sales offices; closure of equipment yards and reconditioning centers; closure of the forms manufacturing facility and reductions in operating and administrative personnel at the Concrete Construction Group. In addition, there are currently
 a
number of restructuring programs which are ongoing and under consideration, including further reductions in work force levels and rationalization through sales, redistribution or closure of unprofitable businesses and facilities.

     The significant financial restructuring actions which were completed during 1993 include: the completion of the Company's exchange offer for the Company's 15.5% Discount Subordinated Debentures due 2000 (the "15.5% Subordinated Debentures") for new debt and common stock and the exchange of the Company's outstanding cumulative convertible preferred stock (the "Preferred Stock") for common stock (together with the exchange of the 15.5% Subordinated Debentures, the "Exchange Offer"); replacement of the Company's domestic credit facility; significant reductions in outstanding letters of credit; renegotiation and settlement of certain operating leases in connection with the Company's downsizing activities; retirement of a $4.0 million facility fee note through the issuance of 1,374,292 shares of common stock; and the sale of 3,333,333 newly issued shares of the Company's common stock and the transfer of all assets, claims and rights under a foreign construction project to an outside investor indirectly controlled by a director of the Company for $10.0 million.

     The operating results and financial condition of the sold U.K. Subsidiary are excluded from the Company's financial statements for all periods subsequent to September 30, 1993, which was determined to be the effective date of the sale.
On July 23, 1993, a 1 for 16.5 reverse split of the Company's common stock became effective. All common stock share amounts and per share data are restated to reflect the reverse split.


     OVERVIEW OF RESULTS OF OPERATIONS. Revenue for the year ended December 31, 1993 of $379.9 million decreased $21.0 million or 5.2% compared to 1992. Excluding the effect of the sold U.K. Subsidiary, revenues declined $10.4 million or 2.8%. The remaining decrease reflects lower sales at the Company's Building Products and Concrete Construction Groups offset in part by higher sales volumes at the Company's Metal Buildings Group.

     The Company's gross margin percentage was approximately 14.8% in 1993 compared with 12.0% in 1992 with each of the Company's business segments reporting improvements over 1992. The increase reflects primarily restructuring activities at the Company's Building Products Group and Concrete Construction Group and higher sales levels at the Company's Metal Buildings Group.

     Selling, general and administrative expenses decreased by $20.0 million in 1993 compared with 1992. Excluding the effect of the sold U.K. Subsidiary, selling, general and administrative expenses decreased $18.5 million. The remaining decline represents primarily reductions in operating expenses in the Building Products Group and Concrete Construction Group resulting from restructuring actions, reductions in consulting, legal and other professional fees at Corporate, offset in part by higher selling and advertising costs at the Company's Metal Buildings Group. Additionally, amounts for 1993 include a credit to selling, general and administrative expense of $2.8 million as a result of favorable settlements of certain litigation, and results for 1992 include a charge of $3.5 million relating to environmental matters and a charge of $1.3 million relating to severances.

     For the year ended December 31, 1993 losses from continuing operations were $22.6 million compared with $67.3 million during the same period in 1992.
Losses
from continuing operations for 1993 include a $9.7 million loss from the sale of businesses and losses from continuing operations for 1992 include losses from the sale of businesses of $1.1 million and restructuring charges of $11.9 million. Exclusive of the 1993 and 1992 losses from sold businesses, the 1992 restructuring charges and the effect of the operating results of the sold U.K. Subsidiary which recorded a loss of $4.4 million in 1993 compared with a loss of $13.2 million in 1992, the Company's loss from continuing operations decreased by $32.6 million.

     As further discussed below, results for the year ended December 31, 1993 include a charge for discontinued operations of $2.5 million, an extraordinary gain of $5.4 million from the Company's Exchange Offer and a charge of $1.2 million for the cumulative effect of an accounting change.

     The following sections highlight the Company's operating income (loss) on a segment basis and provide information on non-operating income and expenses.


     METAL BUILDINGS GROUP.   For the year end December 31, 1993, Metal
Buildings
Group revenues increased by $30.9 million or 16.5% compared to 1992.   The
increase in 1993 reflects primarily improved market conditions in the United States. For the year ended December 31, 1993 operating income was $7.2 million compared with $4.2 million in 1992. The improved operating results are primarily attributable to higher levels of sales offset, in part, by higher per unit material costs and higher selling and advertising expenditures associated with the development of international markets.


     BUILDING PRODUCTS GROUP. For the year ended December 31, 1993, Building Product Group revenues decreased by $47.1 million or 32.6%. Excluding the effect of the sold U.K. Subsidiary, Building Products Group revenues decreased $36.5 million or 33%. The decline reflects weak market conditions and pressures on selling prices at both the Company's U.S. and foreign operations. For the year ended December 31, 1993, the Building Products Group reported an operating loss of $6.7 million compared with $18.1 million in 1992. The 1993 and 1992 operating losses include operating losses before restructuring charges of $3.9 million and $7.6 million, respectively, from the sold U.K. Subsidiary. The 1992 operating losses also include restructuring charges of $7.6 million. Exclusive of these items, the operating results for the Building Products Group were losses of $2.8 million in 1993 compared with losses of $2.9 million in 1992. The decrease in operating losses is primarily a result of downsizing and restructuring actions which have decreased operating and fixed costs, offset, in part, by a significant decline in revenues.

     CONCRETE CONSTRUCTION GROUP.   For the year ended December 31, 1993,
Concrete Construction Group revenues decreased by $4.8 million or 7.0% compared to 1992. The decline reflects decreases resulting from the closure of unprofitable sales offices and from weaknesses in the U.S. non-residential construction markets. For the year ended December 31, 1993, the Concrete Construction Group reported operating income of $4.5 million compared with an operating loss of $4.7 million in 1992. The operating loss for 1992 includes a restructuring charge of $2.7 million. The improvement in the operating results reflects better job executions, savings from restructuring activities and other reductions in operating costs, including reductions in worker's compensation and other insurance costs.

     At December 31, 1993, the backlog of unfilled orders believed to be firm for the Company's ongoing businesses was approximately $151 million. On a comparable basis, adjusted for the sale of the U.K. Subsidiary, which had at December 31, 1992 backlog of approximately $26 million, the order backlog was approximately $143 million at December 31, 1992. Approximately $10 million of the December 31, 1993 backlog is expected to be performed after 1994.


     OTHER INCOME (EXPENSES).

     Interest expense for the year ended December 31, 1992 and 1993 totalled $15.3 million and $10.8 million, respectively. The decrease in interest expense of $4.5 million for 1993 compared with 1992 is primarily due to the completion of the Exchange Offer which became effective July 14, 1993. On a proforma basis, assuming that the Exchange Offer had occurred on January 1 of 1992 and 1993, reported interest expense for the years ended 1992 and 1993 would have been reduced by $10.7 million and $6.5 million, respectively.

     On November 9, 1993, the Company sold its U.K. Subsidiary and in connection with the sale recorded a charge of $9.7 million in the third quarter of 1993. The Company's decision to sell the U.K. Subsidiary was based on the current negative economic outlook for the entity's operation which was not expected to improve in the foreseeable future and the estimated cost to continue to support and to further restructure and downsize the business.

     Other income (expense)-net for the year ended December 31, 1993, totalled $.8 million compared to $(6.8) million for 1992. The 1992 expense includes charges of approximately $6.2 million associated with operating losses and the writedown of an equity investment and foreign exchange losses of $1.1 million.


     INCOME TAXES.   The Exchange Offer has resulted in a "Change in Ownership", as defined by Section 382 of the Internal Revenue Code. The effect of this transaction is to limit the Company's ability to utilize its unused U.S. tax loss carryforwards which existed prior to the Change in Ownership. At December 31, 1993, the Company has worldwide net operating loss carryforwards of $38.2 million for tax reporting purposes which are available to offset future income without limitation. Approximately $17.8 million of the tax net operating loss carryforwards relate to domestic operations and are available for use until expiration in the year 2009. The foreign net operating loss carryforwards at December 31, 1993 were $20.4 million and expire at various dates in the years 1995 through 2004. Should another "Change in Control" occur, the Company's current domestic loss carryforwards would be further limited.


     DISCONTINUED OPERATIONS.   During the year ended December 31, 1993, the
Company recorded a charge of $2.5 million reflecting primarily provisions for costs associated with the settlement of claims and disputes associated with the Company's discontinued custom curtainwall operations which were discontinued in 1988.

     ACCOUNTING CHANGES.   Effective January 1, 1993, the Company adopted SFAS
No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its U.S. plans and SFAS No. 109 "Accounting for Income Taxes". The adoption of these statements did not have a material impact on the Company's Consolidated Balance Sheets or Statements of Operations and the financial statements of prior periods have not been restated.

     Also, in the fourth quarter of 1993, the Company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of the adoption of SFAS No. 112 was a charge of $1.2 million and has been recorded in the 1993 Consolidated Statement of Operations as a cumulative effect of accounting change.

     The Company believes that the adoption of the above accounting standards, exclusive of the cumulative effect associated with the adoption of SFAS No. 112, would not have a material effect on reported operating results for 1991, 1992 and
1993.


     OTHER ACCOUNTING PRONOUNCEMENTS.   In May 1993, the Financial Accounting
Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of
 a
Loan" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 114 and No. 115 are effective for fiscal years beginning after December 15, 1994 and December 15, 1993, respectively. The Company will implement these statements as required. The future adoption of these standards is not expected to have a material effect on the Company's Consolidated Balance Sheet or Statement of Operations. The Company is also required to adopt the provisions of SFAS No. 106 with respect to its foreign postretirement benefit plans for fiscal years beginning after December 15, 1994. The Company plans to adopt this standard as required, and is currently evaluating its impact.


     LITIGATION.   Several contracts related to the Company's discontinued
custom
curtainwall operations continue to be the subject of litigation. In one of the actions, the owner and the general contractor for the project have claimed the Company and Federal Insurance Company, as issuer of a performance bond in connection with the Company's work, are liable for $29.9 million in excess completion costs and delay damages due to the Company's alleged failure to perform its obligations under its subcontract. The Company has taken action to enforce a $5.0 million mechanic's lien against the building and seeks to recover more than $10.0 million in costs and damages caused by the general contractor's breach of the subcontract with the Company.

     The Company filed suit in state court in Iowa against the owner, general contractor and a subcontractor seeking payment of amounts owed to the Company and other damages in connection with a pre-engineered metal building project in Anchorage, Alaska. The general contractor subsequently filed suit in state court in Alaska against a number of parties, including the Company and its surety, alleging against the Company breach of contract, breach of implied warranties, misrepresentation and negligence in connection with the fabrication of the building and seeking damages in excess of $10.0 million. The Company believes that it is entitled to payment under its contract and that it has meritorious defenses against the claims of the general contractor.

     Two separate, but related lawsuits have been filed against the Company in connection with a $2.4 million subcontract performed by the Company to supply custom curtainwall on a commercial office building. On January 29, 1991, the general contractor filed suit in federal court in Houston, Texas, asserting claims for the owner/developer of the project as well as attempting to enforce indemnification for a $4.0 million state court judgement against the general contractor by virtue of the indemnity provisions in the subcontract. The Company has filed an action in the federal court in St. Louis, Missouri, seeking a declaratory judgement that it is not liable under the indemnity provision or for any of the owner/developer's claims. The general contractor has filed a counterclaim, seeking to enforce its indemnification claim as well as the assigned claims. The general contractor's counterclaim seeks indemnity of $4.0 million and unspecified damages.

     There are various other proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. The Company has recorded a liability related to litigation where it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the outcome of the Company's legal proceedings cannot at this time be predicted with certainty, management does not expect that these matters will have a material adverse effect on the Consolidated Balance Sheets or Statement of Operations of the Company.

      During 1993 and through February 1994, the Company resolved and settled certain litigation relating to matters of alleged employment discrimination and alleged breaches of real estate leases by the Company. These settlements did not have a material adverse effect on the Company's 1993 Consolidated Statement of Operations.


     ENVIRONMENTAL MATTERS.   The Company has been identified as a potentially
responsible party by various federal and state authorities for clean-up at various waste disposal sites. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company has engaged various third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. Based upon currently available information, including the reports of third parties, management does not believe that the reasonably possible loss in excess of the amounts accrued would be material to the consolidated financial statements.


YEAR ENDED DECEMBER 31, 1992 COMPARED WITH YEAR ENDED DECEMBER 31, 1991

     In connection with the Company's operational restructuring plans, on February 3, 1992, the Company sold certain of its domestic building products and construction businesses including the Company's door businesses (the "Door Businesses") and certain of the Company's U.S. building products businesses (the "X-1 Businesses") for $135 million (the "Disposition"). Additionally, during the first quarter of 1992, the Company sold its U.S. floor and deck businesses (the "Floor Business") and its subsidiary located in South Africa (the "South African Subsidiary") for $2.4 million and $5.3 million, respectively. As the Door Business represented a segment of the Company, the results of operations for the year ended December 31, 1991, have been reclassified to reflect the Door Business as a discontinued operation.

     The X-1 Businesses, the Floor Business and the South African Subsidiary (collectively, the "Sold Businesses"), which were held for sale at December 31, 1991 represent a portion of a business segment. Accordingly, the results of operations for the year ended December 31, 1991, include the Sold Businesses while results of operations for the year ended December 31, 1992 exclude the Sold
Businesses. The net assets of the Door Business and the Sold Businesses were reflected as net assets held for sale (current) at December 31, 1991.


     OVERVIEW OF RESULTS OF OPERATIONS.   During fiscal 1992, each of the
Company's businesses continued to be adversely effected by the weak worldwide conditions in most major nonresidential construction markets. For the year ended
December 31, 1992, revenues were $401.0 million, a decrease of $250.5 million or 38% compared to the same period in 1991. Approximately $157.3 million or 24% represents 1991 revenues associated with the Sold Businesses. The remaining decrease of 14% reflects primarily lower sales volumes resulting from continued weak conditions experienced in most major non-residential construction markets and competitive market pressures on selling prices.

     The Company's gross margin percentage was approximately 12.0% in 1992 compared with 11.4% in 1991. The slight improvement was a result of the exclusion of the Sold Businesses which had a gross margin in 1991 of approximately 8.3% offset by declining margins in the Company's Building Products
Group and Concrete Construction Group resulting primarily from market pressures on selling prices and unabsorbed fixed costs. The Company's Metal Buildings Group gross margin percentage was unchanged from 1991 to 1992.

     Selling, general and administrative expenses decreased by $21.4 million in 1992 compared with 1991. Approximately $19.7 million of the decline resulted from the exclusion of Sold Businesses. The remaining decline represents reductions in costs at the operating units resulting from the restructuring actions offset by higher expenses at the Corporate Group related primarily to environmental matters, consulting, legal and other professional fees, severances and other costs.

     For the year ended December 31, 1992, losses from continuing operations were
$67.3 million compared with $109.0 million during the same period in 1991. Operating results for the year ended December 31, 1992 include restructuring expense of $11.9 million compared with restructuring expense of $34.8 million in 1991. Exclusive of the 1992 and 1991 restructuring expenses, the losses recorded on the sale of businesses, and the effect of the Sold Businesses, which recorded a loss from operations of $7.8 million, net of a $1.9 million restructuring charge in 1991, the Company's loss from continuing operations increased $13.2 million. The continued operating losses were primarily a result of unabsorbed fixed costs at the Company's operations which have been affected by significant declines in revenue during 1992 and 1991 and certain non-operating expenses incurred in 1992 which are further described in the Other Income (Expenses) section below. The Company did not anticipate that there would be a significant improvement in most of the existing markets for the Company's products and services during 1993. As a result, the Company took restructuring actions to appropriately size its unprofitable operations to meet existing and expected levels of demand and sought to expand products and markets, as appropriate.

     The following sections highlight the Company's operating income (loss) on a segment basis and provide information on non-operating income and expenses and discontinued operations.


     METAL BUILDINGS GROUP.   Metal Buildings Group revenues declined by $12.6
million or 6% for the year ended December 31, 1992, compared to 1991. The decline in revenues was primarily due to the soft U.S. and Canadian markets for the group's products, and to consolidation and restructuring activities which resulted in temporary delays in shipments during the reorganization. For the year ended December 31, 1992, operating income was $4.2 million, compared to a $5.7 million operating loss in 1991. The improved operating results, despite the decline in revenues were primarily attributable to restructuring actions implemented during the first quarter of 1992 which resulted in plant closures and cost reductions attributable to redistributing manufacturing operations and equipment from closed operations and improved capacity and cost effectiveness at remaining operations.


     BUILDING PRODUCTS GROUP. For the year ended December 31, 1992, Building Products Group revenues decreased by $223.7 million or 61% compared to 1991. Approximately $157.3 million or 43% represents the 1991 revenues of the Sold Businesses. The remaining decline reflected lower activity at the Company's operations, primarily in the United Kingdom, United States and Canada, due to overall market weaknesses. For the year ended December 31, 1992, the Building Products Group recorded an operating loss of $18.1 million compared with an operating loss of $36.0 million in 1991. The 1992 loss included a restructuring provision of $7.6 million related to charges taken to recognize impairment of asset values and costs to restructure the foreign subsidiaries. The 1991 operating loss included restructuring expenses of $18.4 million. Exclusive of the 1992 and 1991 restructuring expense and the effect of the Sold Businesses which recorded an operating loss of $7.8 million in 1991, the operating loss of the Building Products Group increased by $.7 million during the year ended December 31, 1992, compared to 1991. The 1992 operating losses were primarily due to unabsorbed fixed costs attributable to lower revenue levels and project losses at the Company's subsidiaries in the United Kingdom, Canada and Australia.


     CONCRETE CONSTRUCTION GROUP.    For the year ended December 31, 1992,
Concrete Construction Group revenues declined $15.9 million or 19% compared to 1991. The decline in revenues reflected the continued weakness in the U.S. non-residential construction markets, pressure on sales prices and management's selectivity in accepting projects. For the year ended December 31, 1992, the operating loss was $4.7 million compared with an operating loss of $.7 million in
1991. The 1992 and 1991 operating losses included restructuring charges of $2.7 million and $1.6 million, respectively. Exclusive of the effect of the restructuring charges recorded in 1992 and 1991, operating losses for this group increased $2.9 million for the year ended December 31, 1992 compared to 1991. The 1992 increase in operating losses reflected lower levels of revenue and competitive pricing pressures, partially offset by cost reductions resulting from restructuring activities which have included closures of sales offices, consolidations in regional facilities and reductions in work force levels. As a result of the continued weakness in the U.S. non residential building market, the
Company took actions to further size operations to forecasted demand and in connection therewith, recorded a $2.7 million restructuring charge during the fourth quarter of 1992.


     OTHER INCOME (EXPENSES).   Interest expense for the year ended December 31,
1992 totaled $15.3 million, compared to $20.9 million for 1991. The decrease in interest expense was primarily due to the Company's repayment of debt with proceeds from the Disposition.

     The Company recorded charges associated with trailing liabilities of the Sold Businesses of $1.1 million for the year ended December 31, 1992.

     Other income (expense)-net for the year ended December 31, 1992 totaled $(6.8) million, compared to $(2.0) million for 1991. Interest income increased from $.9 million in 1991 to $1.7 million in 1992 as a result of higher levels of short-term investments, due to proceeds from the Disposition. The remaining increase in other expense in 1992 was primarily attributable to 1992 charges reflecting operating losses and write-offs aggregating $6.2 million relating to the Company's equity investment and to foreign exchange losses of $1.1 million.


     INCOME TAXES.    Income tax expense represents primarily taxes on foreign
earnings which could not be offset by loss carryforwards.


     DISCONTINUED OPERATIONS.    During the year ended December 31, 1992, the
Company recorded a charge of $3.9 million reflecting primarily provisions for the
settlement of contract disputes and litigation, and the write-off of related accounts receivable determined to be uncollectible associated with the Company's discontinued custom curtainwall operation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant losses from continuing operations during the past several years, including the first three quarters of 1993. The combination of these operating losses, along with the funding required for restructuring activities, trailing liabilities associated with sold and discontinued businesses and substantial financing expenses have placed a strain on the Company's liquidity. To respond to this situation, the Company has taken a number of operational and financial restructuring actions which are designed to improve the Company's profitability and liquidity. The status of the Company's financial activities, as well as the Company's liquidity and capital resources is summarized below.

     During the year ended December 31, 1993, the Company used approximately $20.2 million of cash, including amounts which were previously restricted, to fund its operating activities. Of this amount approximately $14.5 million was used for restructuring related activities, $2.8 million was paid in connection with the new domestic credit facility and the Exchange Offer, and $1.7 million was used to fund the operating activities of the sold U.K. Subsidiary. Funding of this operating deficit was provided primarily through cash which was previously restricted under the Company's former domestic credit facility. In addition, during the year the Company spent approximately $5.5 million on capital expenditures, most of which were directed toward upgrading and improving manufacturing equipment and data processing systems at the Company's Metal Buildings Group and manufacturing operations at the Building Products Group . Funding of investing activities was largely offset by proceeds received from sales of property and equipment and assets held for sale which aggregated $4.5 million for the year. Cash provided by financing activities during the year consisted of borrowings of $5.0 million provided under the Company's new domestic credit facility and $7.0 million which was provided through the sale of common stock. Also during the year, the Company paid down approximately $2.3 million of long-term debt which consisted primarily of industrial revenue bonds and an outstanding real estate mortgage. As a result, primarily of the financing activities discussed above, unrestricted cash and cash equivalents at December 31, 1993 increased by $8.4 million over December 31, 1992. At December 31, 1993, the Company had $15.7 million of unrestricted cash and cash equivalents which consisted of $2.9 million of cash and short-term investments located at foreign subsidiaries which is available to fund local working capital requirements and $12.8 million of cash located in the U.S. which was available for general business purposes.

     On April 12, 1993, the Company entered into a new credit agreement (the "Credit Facility") with Foothill Capital Corporation ("Foothill"). Under the terms of the Credit Facility, Foothill agreed to provide the Company with a term loan and a revolving line of credit of up to a maximum amount of $35.0 million. The initial funding of the Credit Facility occurred on May 3, 1993 (the "Closing Date"). Under the terms of the Credit Facility, the revolving line of credit is determined based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus an amount equal to $10.0 million (which is reduced by $166,667 per month commencing six months after the Closing Date), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under the term loan (each together the "Borrowing Base"). The Credit Facility requires that the
Company borrow $5.0 million under the term loan and provides for additional borrowings and or issuances of commercial or standby letters of credit or guarantees of payment with respect to such letters of credit in an aggregate amount not to exceed $30.0 million, based upon availability under the Borrowing Base. At December 31, 1993, the amount of the Borrowing Base was approximately $30.0 million and was used to support outstanding letters of credit of $29.4 million.

     The Credit Facility required payment on the Closing Date of a facility note in an amount equal to $4.0 million (the "Facility Note"). On November 30, 1993 the Company paid in full the Facility Note, plus accrued interest, and in settlement thereof, issued 1,374,292 shares of the Company's common stock to Foothill.

     In addition to the Credit Facility, borrowing arrangements are in place at certain international locations to assist in supporting local working capital requirements. The outstanding balance of such short-term loans payable at December 31, 1993 was $1.1 million. At December 31, 1993 the Company had in place at its international locations unused lines of credit of $1.0 million and letter of credit and guarantee facilities of $8.9 million of which $4.4 million was outstanding. In connection with the Company's financial restructuring plan, during 1993, the Company reduced its letter of credit guarantees which were outstanding at December 31, 1992 under its domestic credit facilities by $12.6 million.

     On July 14, 1993 the Company consummated its Exchange Offer. Pursuant to the Exchange Offer, $63.7 million principal amount of the Company's 15.5% Subordinated Debentures plus accrued but unpaid interest of approximately $17.1 million were exchanged for an aggregate of $17.9 million principal amount of the Company's 10%-12% Senior Subordinated Notes due 1999 and 10,041,812 shares of the
Company's common stock, and all 500,000 outstanding shares of the Company's Preferred Stock were exchanged for an aggregate of 137,030 shares of the Company's common stock. Interest on the 10%-12% Senior Subordinated Notes is payable semi-annually on May 31 and November 30 of each year. Interest accruing on the 10%-12% Senior Subordinated Notes through and including May 31, 1995 may, at the Company's option, be paid in cash or additional 10%-12% Senior Subordinated Notes, and thereafter will be paid in cash. Interest accrues on the
10%-12% Senior Subordinated Notes from May 31, 1993 through and including November 30, 1994 at the rate of 10% per annum if paid in cash and 12% per annum if paid in additional 10%-12% Senior Subordinated Notes, and thereafter accrues at 12% per annum. The November 30, 1993 interest payment was paid by the Company in additional 10%-12% Senior Subordinated Notes.

     At December 31, 1993, the 15.5% Subordinated Debentures consisted of principal of $5.2 million and unamortized discount of $.4 million. The 15.5% Subordinated Debentures, which accrete in value at the rate of 17.4% per annum, began to accrue cash interest December 9, 1991. The Company did not make its scheduled interest payments on its 15.5% Subordinated Debentures which were due on May 31, 1992, November 30, 1992, May 31, 1993 and November 30, 1993, and
consequently was in default under the indenture. On February 15, 1994, the Company paid all past due interest, including interest on past due interest, which in the aggregate approximated $1.8 million, thereby curing the event of default under the indenture. The payment of this interest payment was largely offset by the receipt of a $1.7 million settlement payment in February of 1994 for an old backcharge claim related to a job completed in 1989.

     On December 9, 1993, the Company entered into an agreement with an investor, indirectly controlled by a member of the Company's board of directors, which provided the Company with an additional $10.0 million of liquidity. In consideration for the $10.0 million, the Company agreed to issue to the investor 3,333,333 shares of the Company's common stock and to transfer all assets, claims and rights under a foreign construction project under which the developer has been placed in insolvency.

     OUTLOOK.    Operating profits, along with bookings and backlog at the
Company's Metal Buildings Group, Concrete Construction Group and certain of the Company's Building Products businesses, in particular, the Company's Asia/Australia operations, have shown significant improvements throughout 1993, and in the fourth quarter of 1993 the Company recorded income from continuing operations of $662,000. The Company's North American and European Building Products operations continue to be adversely affected by weak market conditions and severe competition and as a result are continuing to experience declines in revenue and incur operating losses. In November of 1993 the Company sold its U.K. subsidiary which had accounted for a significant portion of the Company's Building Product Group's operating losses and cash flow deficit during 1993. At each of the remaining Building Products businesses which continue to operate unprofitably, the Company is evaluating various alternatives and has been and is continuing to implement restructuring and other actions.

     The Company expects that demands on its liquidity and credit resources will continue to be significant throughout most of 1994 as a result of the anticipated funding required for seasonal operating losses during the first quarter of 1994, expected requirements for working capital in connection with business growth and bonding requirements, and funding requirements for restructuring programs, nonrecurring cash obligations and trailing liabilities associated with sold and discontinued businesses. The Company expects to meet these requirements through a number of sources, including available cash which was $15.7 million at December
31, 1993, reductions in letter of credit requirements for certain obligations, availability under domestic and foreign credit facilities, and to a lesser extent, through proceeds from asset sales and settlements of certain outstanding claims. To further assist in funding anticipated working capital growth requirements, on March 30, 1994, the Company received a commitment letter from Foothill Capital Corporation, the current lender under the Company's domestic credit facility, which under its terms, would amend the Company's existing domestic credit facility by temporarily increasing the Company's maximum availability under the facility by $10 million from the current level of $35 million to $45 million through June 30, 1994 and would expand the definition of the borrowing base (upon which availability is determined) to include certain assets of the Company's Canadian operations. Under the Foothill Capital Corporation proposal, the Company would have a one time option of extending the increase in the maximum availability to $45 million through November 30, 1994
 and
to $40 million through December 31, 1994. The Company is currently negotiating with an outside commercial bank to participate with Foothill Capital Corporation in the credit facility and to extend the maximum availability to $45 million through the entire term of the credit facility.

     Based upon the Company's current assumptions, the Company believes that available liquidity and credit will be sufficient to meet its needs at least through the end of the year. In the event that the Company's business growth exceeds expectations, improvements in operating cash flow do not meet anticipated levels, or anticipated sources of liquidity and credit as described above do not meet expectations, the Company may be required to restrict such growth and/or may seek to raise additional capital through the sale of businesses, through further expansion of existing credit facilities or through new credit facilities, through a possible debt or equity offering or a combination of the above.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          ROBERTSON-CECO CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share data)
                                           For the Years Ended December 31
                                           -------------------------------
                                              1991       1992      1993
                                              ----       ----      ----
REVENUE
Net product sales. . . . . . . . . . . .        $ 452,108 $287,592   $277,367
Construction and other services. . . . .  199,345 113,361  102,539                                           --------- --------
     Total . . . . . . . . . . . . . . .  651,453 400,953  379,906
                                                --------- --------  --------
COST AND EXPENSES
Product costs. . . . . . . . . . . . . .  399,114 244,373  237,685
Construction and other services. . . . .  178,368 108,443   85,934
                                                --------- --------  --------
     Cost of sales . . . . . . . . . . .  577,482 352,816  323,619
Selling, general and administrative. . .  101,929  79,188   59,190
Restructuring expense. . . . . . . . . .   34,776  11,858      -
                                                --------- --------   --------
     Total . . . . . . . . . . . . . . .  714,187 443,862  382,809
                                                --------- --------  --------
OPERATING INCOME (LOSS). . . . . . . . .  (62,734)(42,909)  (2,903)
                                                --------- --------  --------
OTHER INCOME (EXPENSE)
Interest expense . . . . . . . . . . . .  (20,910)(15,319) (10,762)
Gain (loss) on businesses sold/held for sale . . .(25,371)  (1,132) (9,700)
Other income (expense) - net . . . . . .    2,012  (6,783)     771
                                                --------- --------   --------
     Total . . . . . . . . . . . . . . .  (44,269)(23,234) (19,691)
                                                --------- --------   --------
Income(loss) from continuing operations before
  provision for taxes on income. . . . . (107,003)(66,143) (22,594)
Provision for taxes on income. . . . . .    2,030   1,205        9
                                                --------- --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS (109,033)(67,348) (22,603)
                                                --------- --------  --------
Loss from discontinued operations. . . .  (15,769) (3,797)  (2,500)
                                                --------- --------  --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE. . . . . (124,802)(71,145)  (25,103)
                                                --------- --------   --------
Extraordinary gain on debt exchange. . .      -       -      5,367
                                                --------- --------    --------
Cumulative effect of accounting change .      -       -     (1,200)
                                                --------- --------   --------

NET INCOME (LOSS). . . . . . . . . . . .        $(124,802)$(71,145)  $(20,936)
                                                ========= ========   ========
EARNINGS (LOSS) PER COMMON SHARE
Continuing operations. . . . . . . . . .        $ (124.49)$ (76.69) $  (3.65)
Discontinued operations. . . . . . . . .   (17.95)  (4.31)    (.40)
Extraordinary item . . . . . . . . . . .       -       -       .8
Cumulative effect of accounting change .       -       -      (.20)
                                                --------- --------  --------
NET INCOME (LOSS). . . . . . . . . . . .        $ (142.44)$ (81.00) $  (3.39)
                                                ========= ========   ========
Weighted average number of common shares
  outstanding. . . . . . . . . . . . . .      878     880    6,217
                                                ========= ========    ========

               See Notes to Consolidated Financial Statements.

                          ROBERTSON-CECO CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                              December 31
                                                       -----------------------
                                                             1992         1993
                                                             ----         ----
                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . .   $  7,220  $ 15,666
Restricted cash. . . . . . . . . . . . . . .        -       3,138
Accounts and  notes receivable, less allowance
  for doubtful accounts:  1992, $4,653; 1993, $3,255 .     72,931    58,062
Inventories. . . . . . . . . . . . . . . . .     28,041    21,417
Other current assets . . . . . . . . . . . .      5,154     3,218
                                               --------  --------
     Total current assets. . . . . . . . . .    113,346   101,501
                                               --------  --------
RESTRICTED CASH. . . . . . . . . . . . . . .     23,962       -
PROPERTY - AT COST
Land and land improvements . . . . . . . . .      3,510     3,074
Buildings and building equipment . . . . . .     20,692      14,382
Machinery and equipment. . . . . . . . . . .     64,714    42,210
Construction in progress . . . . . . . . . .      4,749     3,065
                                               --------  --------
     Total . . . . . . . . . . . . . . . . .     93,665    62,731
Less accumulated depreciation. . . . . . . .     49,064    29,658
                                               --------  --------
     Property - net. . . . . . . . . . . . .     44,601    33,073
                                               --------  --------
ASSETS HELD FOR SALE . . . . . . . . . . . .      7,607     4,289
                                               --------  --------
EXCESS OF COST OVER NET ASSETS OF ACQUIRED
  BUSINESSES, LESS ACCUMULATED AMORTIZATION:
  1992, $2,601; 1993, $3,430 . . . . . . . .     29,923    29,094
                                               --------  --------
OTHER NON-CURRENT ASSETS . . . . . . . . . .     12,931    13,866
                                               --------  --------
     Total assets. . . . . . . . . . . . . .   $232,370  $181,823
                                               ========  ========

















               See Notes to Consolidated Financial Statements.

                          ROBERTSON-CECO CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)


                                                              December 31
                                                        -----------------------
                                                            1992       1993
                                                            ----       ----
                                    LIABILITIES
CURRENT LIABILITIES
Loans payable. . . . . . . . . . . . . . . . $   8,024 $   1,054
Current portion of long-term debt. . . . . .    67,420       390
Accounts payable, principally trade. . . . .    42,831    36,480
Insurance liabilities. . . . . . . . . . . .    16,434    11,225
Other accrued liabilities. . . . . . . . . .    79,837    47,644
                                             --------- ---------
     Total current liabilities . . . . . . .   214,546    96,793
                                             --------- ---------
LONG-TERM DEBT, LESS CURRENT PORTION . . . .     1,426    45,084
                                             --------- ---------
LONG-TERM INSURANCE LIABILITIES. . . . . . .    11,990    14,770
                                             --------- ---------
LONG-TERM PENSION LIABILITIES. . . . . . . .     9,992    16,881
                                             --------- ---------
RESERVES AND OTHER LIABILITIES . . . . . . .    28,605    24,958
                                             --------- ---------

COMMITMENTS AND CONTINGENCIES

                      STOCKHOLDERS' EQUITY (DEFICIENCY)

PREFERRED STOCK, CUMULATIVE CONVERTIBLE
Par value per share:  $.01
Authorized shares:  5,500,000
Issued shares:  1992 - 500,000; 1993 - 0;. .         5       -
COMMON STOCK
Par value per share $.01
Authorized shares:  30,000,000
Issued shares:  1992 - 880,553; 1993 - 16,336,655. . .       145       163
CAPITAL SURPLUS. . . . . . . . . . . . . . .   129,128   172,682
WARRANTS                                     . . . . .     6,042     6,042
RETAINED EARNINGS (DEFICIT). . . . . . . . .  (156,583) (177,519)
EXCESS OF ADDITIONAL PENSION LIABILITY OVER
  UNRECOGNIZED PRIOR SERVICE COST. . . . . .    (1,711)       (8,139)
DEFERRED COMPENSATION. . . . . . . . . . . .       -        (1,551)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS . .   (11,215)   (8,341)
                                             --------- ---------
  Stockholders' equity (deficiency). . . . .   (34,189)  (16,663)
                                             --------- ---------
     Total liabilities and stockholders'
        equity (deficiency). . . . . . . . . $ 232,370 $ 181,823
                                             ========= =========





               See Notes to Consolidated Financial Statements.

                           ROBERTSON-CECO CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                            For the Years Ended December 31
                                           -------------------------------
                                              1991      1992       1993
                                              ----      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . $(124,802)$(71,145)$(20,936)
Adjustments to reconcile net income (loss) to
 net cash provided by (used for) operating activities:
   Depreciation and amortization . . . . . .    11,212    7,458    6,694
   Amortization of discount on debentures
     and debt issuance costs . . . . . . . .     8,759      303    1,008
   Loss on businesses sold/held for sale . .    25,371    1,132    9,700
   Cumulative effect of accounting change. .       -        -      1,200
   Extraordinary gain on debt exchange . . .       -        -     (5,367)
   (Income) loss on sale of business segment    16,587     (133)     -
   Provisions for:
     Bad debts and losses on erection contracts. . . .  3,684    3,526  2,658
     Rectification and other costs . . . . .     8,179    3,719    4,203
     Restructuring expense . . . . . . . . .    34,776   11,858      -
     (Income) loss from and writedown of equity
      investment . . . . . . . . . . . . . .       (20)   6,161      -
     Loss on discontinued operations . . . .     8,165    3,930    2,500
   Changes in assets and liabilities, net of
    divestitures:
     Decrease in accounts and notes receivable . . . .12,560   22,463   2,698
     Decrease in inventories . . . . . . . .     6,117    5,967    2,765
     (Increase) decrease in restricted cash.     1,988  (23,962)  20,824
     Increase (decrease) in accounts payable, principally
      trade. . . . . . . . . . . . . . . . .   (11,726)  (1,955)   2,672
     Net changes in other assets and liabilities . . .(11,593) (43,762) (29,962)
                                             --------- -------- --------
   NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (10,743) (74,440) 657
                                             --------- -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures . . . . . . . . . . . .    (8,218)  (3,221)  (5,503)
Proceeds from sales of property, plant and equipment .    2,686      736 2,986
Proceeds from sales of businesses. . . . . .       -    142,707      -
Proceeds from sales of assets held for sale.     1,473    4,072    1,563
                                             --------- -------- --------
   NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES (4,059) 144,294  (954)
                                             --------- -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on short-term borrowings. . . .    (7,556)  (3,885)    (624)
Proceeds from long-term debt borrowings. . .     4,698      -      5,000
Payments on revolving credit arrangements. .  (126,938) (64,300)     -
Proceeds from revolving credit arrangements.   145,538    5,200      -
Payments on long-term debt borrowings. . . .    (4,634)  (7,680)  (2,283)
Proceeds from common stock issued. . . . . .       247       10    7,000
Preferred stock dividends paid . . . . . . .      (281)     -        -
                                             --------- -------- --------
   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES  11,074  (70,655) 9,093
                                             --------- -------- --------
Effect of foreign exchange rate changes on cash. . . .      207    (727) (350)
                                             --------- -------- --------
   NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS . . . . . . . . . . . .    (3,521)  (1,528)   8,446
   CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD . . 12,269    8,748 7,220
                                             --------- -------- --------
   CASH AND CASH EQUIVALENTS - END OF PERIOD $   8,748 $  7,220 $ 15,666
                                             ========= ======== ========
SUPPLEMENTAL CASH FLOW DATA
 Cash payments made for:
   Interest. . . . . . . . . . . . . . . . . $  11,458 $  3,387 $  2,301
                                             ========= ======== ========
   Income taxes. . . . . . . . . . . . . . . $   3,045 $    572 $    627
                                             ========= ======== ========

                See Notes to Consolidated Financial Statements.

                            ROBERTSON-CECO CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                         (In thousands except share data)
                                                                                   Excess of
                                                                                   Additional
                                                                                 Pension Liability
       Cumulative                        Over Unrecognized         Foreign
       Convertible              Retained      Prior               Currency
       Preferred  Common  Capital Earnings     Service   Deferred  Translation
       Stock   Stock  Surplus  Warrants (Deficit) Cost  Compensation Adjustments
BALANCE DECEMBER 31, 1990. $ 5 $144 $129,097 $6,042 $39,589 $(825)$ - $(18,507)
Net loss for the year. .                      (124,802)
Cash dividends on
  preferred stock,
  $.56 per share . . . .             (56)         (225)
Stock issued for employee
  stock purchase and
  savings plans
  (3,103 shares) . . . .       1     196
Stock issued to directors
  (809 shares) . . . . .              50
Change in excess of additional
  pension liability over
  unrecognized prior
  service cost . . . . .                               (2,785)
Foreign currency translation
  Adjustments for the year .                                              929
  Writedown of investment. .                                           11,021
         ----    ----    -------- ------ --------- -------   -------  ---------
BALANCE DECEMBER 31, 1991. .   5     145       129,287 6,042        (85,438)   (3,610) -      (6,557)
Net loss for the year. .                       (71,145)
Dividends payable on
  preferred stock,
  $.34 per share . . . .            (169)
Stock issued to directors
  (410 shares) . . . . .              10
Change in excess of additional
  pension liability over
  unrecognized prior
  service cost . . . . .                                1,899
Foreign currency translation
  adjustments for the year .                                        (4,658)
       ----    ----  -------- ------ --------- -------   -------  ---------
BALANCE DECEMBER 31, 1992. .5  145 129,128  6,042 (156,583) (1,711) - (11,215)
Net loss for the year. .                       (20,936)
Dividends payable on
  preferred stock,
  $.23 per share . . . .            (112)
Stock issued to directors
  (5,635 shares) . . . .              25
Exchange Offer . . . . . (5) (35) 31,022
Conversion of Facility Note
  (1,374,292 shares) . .      14   4,107
Stock issued (3,333,333 shares)       33         6,967
Change in excess of additional
  pension liability over
  unrecognized prior
  service cost . . . . .                               (6,428)
Issuances under employee
  plans, net . . . . . .       6   1,545                              (1,551)
Foreign currency translation
  Adjustments for the year .                                         (1,705)
  Writedown from sale of the
    U.K. Subsidiary. . .                                               4,579
   ----    ----      --------  ------     --------- -------   -------  --------
BALANCE DECEMBER
  31, 1993 . . . .$ - $163$172,682$6,042 $(177,519)$(8,139)$(1,551) $ (8,341)
  =====    ====      ========  ======     ========= =======   =======  ========

                  See Notes to Consolidated Financial Statements.

                          ROBERTSON-CECO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1991, 1992 AND 1993


1.   SUMMARY OF ACCOUNTING POLICIES

Basis of presentation

     The consolidated financial statements include the accounts of Robertson-
Ceco
Corporation (the "Company") and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in affiliates owned 20% to 50% are accounted for under the equity method. Certain previously reported amounts have been reclassified to conform to the 1993 presentation.

  Foreign currency translation

     Asset and liability accounts of foreign subsidiaries and affiliates are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated at average rates. Any unrealized gains or losses arising from the translation are charged or credited to the foreign currency translation adjustments account included in stockholders' equity (deficiency). Foreign currency gains and losses resulting from transactions, except for intercompany debt of a long-term investment nature, are included in other income (expense)-net and amounted to $(320,000), $(1,088,000), and $(382,000) respectively, for the years ended
December
31, 1991, 1992 and 1993.

  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for certain inventories and the first-in, first-out ("FIFO") method for other inventories.

  Property

     Property is stated at cost. Depreciation is computed for financial statement purposes by applying the straight-line method over the estimated lives of the property. For federal income tax purposes, assets are generally depreciated using accelerated methods. Amortization of assets under capital leases is included with depreciation expense.

     Estimated useful lives used in computing depreciation for financial statement purposes are as follows:

   Land improvements . . . . . . . . . . .      10-25 years
   Buildings and building equipment. . . .      25-33 years
   Machinery and equipment . . . . . . . .      3-16 years


  Income taxes

     The provision for income taxes is based on earnings reported in the financial statements. Deferred tax assets, when considered realizable, and deferred tax liabilities are recorded to reflect temporary differences between the tax bases of assets and liabilities for financial reporting and tax purposes.

  Revenue

     Revenue from product sales is recognized generally upon passage of title, acceptance at a job site, or when affixed to a building. Revenue from construction services is recognized generally using the percentage-of-completion method which recognizes income ratably over the period during which contract costs are incurred.

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


A provision for loss on construction services in progress is made at the time a loss is determinable.

  Insurance Liabilities

     The Company is self-insured in the U.S. for certain health insurance, worker's compensation, general liability and automotive liability, subject to specific retention levels. Insurance liabilities consist of liabilities incurred but not yet paid for such amounts.

  Deferred Revenues

     Billings in excess of revenues earned on construction contracts are reflected in other accrued liabilities as deferred revenues. Revenues earned in excess of billings are included in accounts receivable as unbilled receivables.

  Excess of Cost Over Net Assets of Acquired Businesses

     The excess of cost over the net assets of acquired businesses relates to the
Company's acquisitions of metal building businesses. Such costs are being amortized on a straight-line basis over a period of 40 years.

  Cash and cash equivalents

     As used in the consolidated statements of cash flows, cash equivalents represent those short-term investments that can be easily converted into cash and that have original maturities of three months or less.

  Earnings (Loss) per Common Share

     Earnings (loss) per common share is based on the weighted average number of common shares and common share equivalents outstanding during each period. Warrants to purchase common stock, outstanding stock options and restricted stock are included in earnings (loss) per share computations if the effect is not antidilutive. Earnings (loss) used in the computation, is earnings (loss), plus dividends paid or payable on preferred stock. On July 23, 1993, a 1 for 16.5 reverse split (the "Reverse Split") of the Company's common stock became effective.
All common stock share amounts and per share data presented herein are restated
 to
reflect the Reverse Split.

  Recent Accounting Pronouncements

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 115, "Accounting for
Certain Investments in Debt and Equity Securities".  SFAS No. 114 and SFAS No.
115
are effective for fiscal years beginning after December 15, 1994 and December
15,
1993, respectively. The Company will implement these statements as required. The future adoption of these standards is not expected to have a material effect on the
Company's consolidated financial position or results of operations.

2.  RESTRUCTURING ACTIONS

     During the past several years, the Company has been adversely affected by the worldwide recession in the construction industry and as a result has incurred significant operating losses and has experienced severe liquidity problems. The Company's defaults under its loan and capital lease agreements at December 31, 1992, and its inability to generate adequate unrestricted cash to meet its current and anticipated operating requirements, along with the Company's recurring losses from operations, negative working capital, and stockholders' deficiency raised

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


 substantial doubt at December 31, 1992 about the Company's ability to continue as a going concern.

     To address these problems, the Company has developed and either implemented or is in the process of implementing a number of operational and financial restructuring plans for the Company, including reducing operating costs to meet current and expected levels of demand, liquidating or divesting of operations which do not meet the Company's strategic direction or where the amount of cash required
to restructure the business exceeds the expected return within a reasonable period
of time, and investing in remaining businesses, where appropriate, to realize their potential. In connection with these restructuring plans, the Company recorded restructuring charges of $34,776,000 or $39.60 per share and $11,858,000 or $13.47 per share in 1991 and 1992, respectively.

     The significant operational restructuring actions which were completed during
1992 and 1993 include: staff reductions at Corporate; closure of three high-cost manufacturing plants and consolidation and rationalization at the remaining manufacturing plants at the Metal Buildings Group; sales and closure of certain businesses; exiting markets and manufacturing operations at certain locations and other reductions in fixed costs primarily through headcount reductions at the Building Products Group and closure of unprofitable sales offices; closure of equipment yards and reconditioning centers; closure of the forms manufacturing facility and reductions in operating and administrative personnel at the Concrete
Construction Group. In addition, there are currently a number of restructuring programs which are ongoing and under consideration, including further reductions in
work force levels and rationalization through sales, redistribution or closure of unprofitable businesses and facilities.

     The significant financial restructuring actions which were completed during 1993 include: the completion of the Company's exchange offer for the Company's 15.5% Discount Subordinated Debentures due 2000 (the "15.5% Subordinated Debentures") for new debt and common stock and the exchange of the Company's outstanding cumulative convertible preferred stock (the "Preferred Stock") for common stock (together with the exchange of the 15.5% Subordinated Debentures, the
"Exchange Offer"); replacement of the Company's domestic credit facility (the initial funding of the credit facility occurred on May 3, 1993); significant reductions in outstanding letters of credit; renegotiation and settlement of certain operating leases in connection with the Company's downsizing activities; retirement of a $4,000,000 facility fee note through issuance of 1,374,292 shares of the Company's common stock; and the sale of 3,333,333 shares of the Company's common stock and the transfer of all assets, claims and rights under a foreign construction project to an outside investor indirectly controlled by a director of the Company for $10,000,000.

  Outlook

     Operating profits, along with bookings and backlog at the Company's Metal Buildings Group, Concrete Construction Group and certain of the Company's Building
Products businesses, in particular, the Company's Asia/Australia operations, have
shown significant improvements throughout 1993, and in the fourth quarter of
1993
the Company recorded income from continuing operations of $662,000.  The
Company's
North American and European Building Products operations continue to be adversely affected by weak market conditions and severe competition and as a result are continuing to experience declines in revenue and incur operating losses. As discussed more fully in Note 3, in November of 1993 the Company sold its U.K. subsidiary which had accounted for a significant portion of the Company's Building
Product Group's operating losses and cash flow deficit during 1993.  At each of the
remaining Building Products businesses which continue to operate unprofitably, the
Company is evaluating various alternatives and has been and is continuing to

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


implement restructuring and other actions.

     The Company expects that demands on its liquidity and credit resources will continue to be significant throughout most of 1994 as a result of the anticipated funding required for seasonal operating losses during the first quarter of 1994, expected requirements for working capital in connection with business growth and bonding requirements, and funding requirements for restructuring programs, nonrecurring cash obligations and trailing liabilities associated with sold and discontinued businesses. The Company expects to meet these requirements through
 a
number of sources, including available cash which was $15,666,000 at December
31,
1993, reductions in letter of credit requirements for certain obligations, availability under domestic and foreign credit facilities, and to a lesser extent, through proceeds from asset sales and settlements of certain outstanding claims. To further assist in funding anticipated working capital growth requirements, on March
30, 1994, the Company received a commitment letter from Foothill Capital Corporation, the current lender under the Company's domestic credit facility (Note
10), which under its terms, would amend the Company's existing domestic credit facility by temporarily increasing the Company's maximum availability under the facility by $10 million from the current level of $35 million to $45 million through
June 30, 1994 and would expand the definition of the borrowing base (upon which availability is determined) to include certain assets of the Company's Canadian operations. Under the Foothill Capital Corporation proposal, the Company would have a one time option of extending the increase in the maximum availability to $45 million through November 30, 1994 and to $40 million through December 31, 1994. The
Company is currently negotiating with an outside commercial bank to participate with
Foothill Capital Corporation in the credit facility and to extend the maximum availability to $45 million through the entire term of the credit facility.

     Based upon the Company's current assumptions, the Company believes that available liquidity and credit will be sufficient to meet its needs at least through the end of the year. In the event that the Company's business growth exceeds expectations, improvements in operating cash flow do not meet anticipated levels, or anticipated sources of liquidity and credit as described above do not meet expectations, the Company may be required to restrict such growth and/or may seek to raise additional capital through the sale of businesses, through further expansion of existing credit facilities or through new credit facilities, through a possible debt or equity offering or a combination of the above.

3.  ACQUISITIONS AND DIVESTITURES

     On November 8, 1990, H.H. Robertson Company ("Robertson") and Ceco Industries,
Inc. ("Ceco Industries") merged into The Ceco Corporation ("Ceco"), a wholly-owned subsidiary of Ceco Industries, hereinafter referred to as the "Combination," with
Ceco continuing as the surviving corporation under the name Robertson-Ceco Corporation (the "Company"). The Combination was accounted for using the purchase method of accounting, with Robertson deemed to be the acquiror.

     On February 3, 1992, the Company sold its door businesses (the "Door Business"), acquired as part of the Combination discussed above, and certain of its
U.S. domestic building products and construction businesses (the "X-1
Business") for
$135,000,000 (the "Disposition").  Additionally, during the first quarter of
 1992,
the Company sold its floor and deck business and its South African Subsidiary for
$2,400,000 and $5,300,000, respectively.  The loss on the sale of the Door
 Business
is reflected as a discontinued operation and the sale of the X-1 Business, the floor
and deck business and the Company's South African Subsidiary (collectively the "Sold
Businesses") are reflected as disposals of portions of a segment of a business. Revenue of the Door Business was $158,000,000 for 1991. Revenue associated with the
Sold Businesses was $157,311,000 in 1991 and loss from operations was
$(9,701,000)
in 1991.

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     In the fourth quarter of 1993, the Company settled in a noncash transaction certain purchase price calculation disputes arising out of the Disposition. In connection therewith, the Company transferred to the purchaser certain real estate previously recorded as assets held for sale which had an approximate fair value of
$1,900,000.  This transaction had no effect on the 1993 Consolidated
Statement of Operations.

     On November 9, 1993, the Company sold, for no cash consideration, its subsidiary located in the United Kingdom (the "U.K. Subsidiary") which operated as part of the Company's Building Products Group. In connection with the sale, the Company recorded a charge of $9,700,000 in the quarter ended
September 30, 1993.
The operating results and cash flows of the U.K. Subsidiary are included in the accompanying financial statements for 1991 and 1992 and for the period January 1,
1993 through September 30, 1993, which was determined to be the effective date of the sale. After completion of the sale of the U.K. Subsidiary, the Company remains contingently liable under a $1,800,000 letter of credit guarantee which secures the former subsidiary's banking line; under an equipment lease which had an outstanding balance of $1,900,000 at December 31, 1993; and under certain performance guarantees which arose prior to the sale. During 1991, 1992 and the nine month period ended
September 30, 1993, the U.K. Subsidiary recorded revenues of $63,600,000, $33,700,000 and $23,100,000, respectively, and losses from continuing operations of
$12,000,000, $13,200,000 and $4,400,000, respectively.

     The assets and liabilities of the U.K. Subsidiary at September 30, 1993, the
effective date of the sale, were as follows:
                September 30
                    1993
                ------------
                 (Thousands)
   Accounts and notes receivable . . . . . . . . . . . $ 7,542
   Inventories . . . . . . . . . . . . . . . . . . . .   3,089
   Property, net . . . . . . . . . . . . . . . . . . .   8,745
   Other assets. . . . . . . . . . . . . . . . . . . .   1,860
   Loans payable and debt. . . . . . . . . . . . . . .  (8,288)
   Accounts payable. . . . . . . . . . . . . . . . . .  (7,391)
   Other liabilities . . . . . . . . . . . . . . . . .  (2,007)
                                              -------
                                              $ 3,550
                                              =======

     The components of the $9,700,000 charge include the write-off of the net assets noted above, provisions and expenses related to the sale of $1,500,000 and a charge of $4,579,000 reflecting the write-off of the cumulative foreign currency translation adjustment which previously was recorded as a component of stockholders' equity in accordance with SFAS No. 52.

     During 1988, the Company adopted a formal plan to discontinue its fixed-price custom curtainwall operations. During 1989, the existing contracts related to the discontinued operation were substantially physically completed; however, several of
the contracts are the subject of various disputes and litigation relating to performance, scope of work and other contract issues. The charges recorded in 1991,
1992 and 1993 relate to costs incurred to provide for the settlement of contract disputes, litigation and rectification costs and to write-off related accounts receivable determined to be uncollectible. Such provisions are made when it is probable that a loss has been incurred and the amount of the loss can be estimated.
As discussed in Note 14, the Company continues to be involved in litigation related to certain of these discontinued operations.

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


   The transactions described above are included in the Consolidated Statements of Operations as follows:

                                           Years Ended December 31
                                                 ------------------------------
                                                   1991       1992       1993
                                                   ----       ----       ----
                                                           (Thousands)
Gain (loss) on businesses sold/held for sale
     X-1 Business. . . . . . . . . . . .$(12,195) $(1,132)   $    -
     South African Subsidiary. . . . . . (12,400)     -       -
     U.K. Subsidiary . . . . . . . . . .     -        -    (9,700)
     Other . . . . . . . . . . . . . . .    (776)     -       -
                                        --------  -------    --------
               Total . . . . . . . . . .$(25,371) $(1,132)   $ (9,700)
                                        ========  =======    ========
Discontinued operations
     Income (loss) from discontinued operations
          Fixed price custom curtainwall . . . . $ (8,165)$(3,930) $(2,500)
          Door Business. . . . . . . . .   8,983      -           -
                                        -------- --------    --------
               Total . . . . . . . . . .     818   (3,930) (2,500)

     Income (loss) on sale of Door Business. . .  (16,587)    133 -
                                        --------  -------    --------
               Total . . . . . . . . . .$(15,769) $(3,797)   $ (2,500)
                                        ========  =======    ========

     The following unaudited proforma financial information shows the results of operations of the Company assuming that the sale of the Sold Businesses, sale of the
U.K. Subsidiary and the Exchange Offer (see Notes 2 and 10) had occurred at the beginning of the periods presented. These results are not necessarily indicative of what results would have been if such transactions had occurred at the beginning of
the periods presented and are not necessarily indicative of the financial condition or results of operations for any future date or period.

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                                   Years Ended December 31
                                                -----------------------------
                                                   1991       1992       1993
                                                   ----       ----       ----
                                                          (Unaudited)
                                              (Thousands, except per share data)
     Revenue . . . . . . . . . . . . . .$430,563 $367,211    $356,758
                                        ======== ========    ========
     Income (loss) from continuing
        operations . . . . . . . . . . .$(54,177)$(42,310)   $ (1,975)
                                        ======== ========    ========
     Income (loss) from continuing
        operations per common share. .  $  (4.90)$  (3.83)   $   (.17)
                                        ======== ========    ========

4.  EQUITY INVESTMENT

     The Company had a 40% equity interest in Spectrum Glass Products, Inc. ("Spectrum") which was accounted for under the equity method. On February 25, 1993,
Spectrum filed a petition under Chapter 11 of the United States Bankruptcy Code and on March 19, 1993, the Bankruptcy Court approved the sale of substantially all of
Spectrum's assets to an unrelated third party. At December 31, 1993, the Company is contingently liable for approximately $881,000 under a guarantee relating to an equipment lease which was previously held by Spectrum which was assumed by the new owner. In connection with this guarantee, the Company has pledged a mortgage interest in certain of the Company's real estate. Operating results and writedowns recognized by the Company related to its investment in Spectrum were $20,000 in 1991 and $(6,161,000) in 1992 and are included in other income (expense)-net in the accompanying Consolidated Statements of Operations. There was no income (expense) related to Spectrum recognized in 1993.

5.  CASH AND RELATED MATTERS

     Cash and cash equivalents consisted of the following:
                                                     December 31
                                                    -----------------
                                                     1992       1993
                                                     ----       ----
                                                        (Thousands)
        Cash . . . . . . . . . . . . .       $5,311  $ 2,146
        Time deposits and
          certificates of deposit. . .        1,909   13,520
                                                      ------  -------
                  Total. . . . . . . .       $7,220  $15,666
                                                      ======  =======

     At December 31, 1993, restricted cash of $459,000 was pledged primarily to support various borrowing agreements and guarantees and $2,679,000 related to the
Disposition was held in escrow (see Note 10).

6.  ACCOUNTS RECEIVABLE

     The Company grants credit to its customers, substantially all of which are involved in the construction industry. At December 31, 1992 and 1993 the Company's accounts receivable due from customers located outside of the United States totalled
$32,594,000, and $20,599,000, respectively. Accounts receivable included unbilled

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


retainages and unbilled accounts receivable relating to construction contracts of
$6,582,000 and $1,404,000, respectively, at December 31, 1992 and $3,624,000 and
$1,463,000, respectively, at December 31, 1993. At December 31, 1992 other non-current assets included $1,175,000 of retainages due beyond one year. There were no retainages due beyond one year at December 31, 1993.

7.  INVENTORIES

     Inventories consisted of the following:
                                                        December 31
                                                  --------------------
                                                    1992        1993
                                                    ----        ----
                                                       (Thousands)
        Finished goods . . . . . . . .      $ 1,462  $   150
        Work in process. . . . . . . .       14,102    6,701
        Materials and supplies . . . .       12,477   14,566
                                                     -------  -------
         Total . . . . . . . . . . . .      $28,041  $21,417
                                                     =======  =======

     At December 31, 1992 and 1993, approximately 22% and 75%, respectively, of inventories were valued on the LIFO method. The LIFO value for those inventories approximates their FIFO value at December 31, 1992 and 1993.

8.  ASSETS HELD FOR SALE

     Assets held for sale consists principally of land, buildings and equipment which are held for sale as a result of restructuring actions and other operating decisions. Such assets are recorded at their estimated net realizable value.

9.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consisted of the following:
                                                              December 31
                                                         ---------------------
                                                           1992        1993
                                                           ----        ----
                                                              (Thousands)
     Payroll and related benefits. .           $10,289   $11,496
     Warranty and backcharge reserves. . . . . . . . .     5,896 4,634
     Deferred revenues . . . . . . .             9,512     8,892
     Reserves for restructuring. . .            23,497     6,039
     Accrued interest. . . . . . . .            12,125     2,042
     Other . . . . . . . . . . . . .            18,518    14,541
                                               -------   -------
                                               Total .   $79,837    $47,644
                                               =======   =======

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


10.  DEBT

     Long-term debt consisted of the following:
                                                             December 31
                                                         -------------------
                                                         1992         1993
                                                         ----         ----
                                                                    (Thousands)
         Foothill Term Loan. . . . . . . . . . . .  $   -     $ 5,000
         10%-12% Senior Subordinated Notes due
            November 1999:
               Face amount . . . . . . . . . . . .      -      18,921
               Future interest payments. . . . . .      -      15,783
         15.5% Discount Subordinated Debentures due
             November 2000 . . . . . . . . . . . .   63,347     4,812
         Obligations incurred under industrial
            development bonds with interest from 4% to 6%.      1,139   -
         Debt of foreign subsidiaries with interest from
            6.5% to 20% due 1994 to 2007 . . . . .    3,378       699
         Other debt with interest of 10% due 1994 to 1995.        982   259
                                                    -------   -------
                 Total . . . . . . . . . . . . . .   68,846    45,474
                 Less current portion. . . . . . .   67,420       390
                                                    -------   -------
                 Long-term debt. . . . . . . . . .  $ 1,426   $45,084
                                                    =======   =======

     The aggregate maturities of long-term debt at December 31, 1993 were as follows:

                                                         (Thousands)
         1994. . . . . . . . . . . . . . . . . . .            $   390
         1995. . . . . . . . . . . . . . . . . . . 1,555
         1996. . . . . . . . . . . . . . . . . . . 2,806
         1997. . . . . . . . . . . . . . . . . . . 2,820
         1998. . . . . . . . . . . . . . . . . . . 7,729
         1999 and later. . . . . . . . . . . . . .30,556
                                                              -------
           Total maturities of long-term debt. . .             45,856
                                                              -------
           Less unamortized discount on 15.5%
             Discount Subordinated Debentures  . .   382
                                                              -------
           Total carrying value of long-term debt.            $45,474
                                                              =======

     As described below, in connection with the Exchange Offer, all future interest payments on the Company's 10%-12% Senior Subordinated Notes have been capitalized.
For purposes of determining the debt maturities of the 10%-12% Senior
Subordinated
Notes, the table above assumes that interest will be paid in additional notes through May 31, 1995 and subsequent interest payments are considered maturities of long-term debt when currently due.

     On April 12, 1993, the Company entered into a new domestic credit facility (the

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

"Credit Facility") with Foothill Capital Corporation ("Foothill"). Under the terms of the Credit Facility, Foothill agreed to provide the Company with a term loan and a revolving line of credit of up to a maximum amount of $35.0 million. The initial funding of the Credit Facility occurred on May 3, 1993 (the "Closing Date"). Prior to entering into the Credit Facility, the Company had in place a domestic borrowing facility with Wells Fargo (the "Old Credit Agreement"). The Company was in default of certain financial covenants of the Old Credit Agreement from March 31, 1992 through the Closing Date of the Credit Facility. Under the terms of the Credit Facility, the revolving line of credit is determined based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus an amount equal to $10,000,000 (which is reduced by $166,667 per month commencing six months after the Closing Date), plus the amount provided by the
Company as cash collateral, if any, less the amount of $5,000,000 required to be outstanding under the term loan (each together the "Borrowing Base"). At December
31, 1993, the amount of the Borrowing Base was $30,000,000 and was used to support outstanding letters of credit of $29,400,000.

     The Credit Facility requires that the Company borrow $5,000,000 under the term loan and provides for additional borrowings and or issuances of commercial or standby letters of credit or guarantees of payment with respect to such letters of credit in an aggregate amount not to exceed $30,000,000, based upon availability under the Borrowing Base. The term loan is evidenced by a term loan note that bears interest which is payable monthly at a rate equal to twenty-four percentage points above the reference rate (the reference rate is equivalent to the prime rate at designated institutions). All other obligations, excluding undrawn letters of credit and letter of credit guarantees (for which there is no interest charge), bear
interest at the higher of three percent above the reference rate or nine percent per
annum.  The Credit Facility matures five years from the Closing Date.

     The Credit Facility required payment of a $350,000 commitment fee, and required on the Closing Date that the Company deliver a facility note in an amount equal to
$4,000,000 (the "Facility Note"). The Facility Note was originally payable on October 31, 1993 with interest payable at the higher of the reference rate or six percent. The Company had a one time option of discharging its obligations under the
Facility Note, in cash, in common stock having an equivalent fair market value at the maturity date equal to the Facility Note plus accrued interest, or any combination of cash and common stock. The original settlement date was subsequently extended to November 30, 1993, at which time, the Facility Note, plus accrued interest which combined were $4,123,000 were paid in full in a noncash transaction through the issuance of 1,374,292 shares of the Company's common stock to Foothill.

     As collateral for its obligations under the Credit Facility, the Company granted to Foothill a continuing security interest in and lien on substantially all of the Company's assets. The Credit Facility contains certain financial covenants with respect to the Company's tangible net worth and current ratio. In addition, there are covenants which prohibit the Company from paying dividends on or acquiring any of its capital stock and which either restrict or limit the Company's ability with respect to actions involving other indebtedness, liens, mergers, acquisitions, consolidations, dispositions, investments, capital expenditures, guarantees, prepayment of debt, transactions with affiliates and other matters.

     In addition to the Credit Facility, borrowing arrangements are in place at certain international locations to assist in supporting local working capital requirements. These arrangements are generally reviewed annually with the local banks and do not require significant commitment fees. The outstanding balance of such short-term loans payable and the weighted average interest rate at December
 31,
was $8,024,000 and 8.77% in 1992 and $1,054,000 and 13.07% in 1993.  At
December 31,
1993, the Company had in place at its international locations unused lines of credit of $961,000 and letter of credit and guarantee facilities of $8,851,000 of which $4,355,000 was outstanding.

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     At December 31, 1993 the Company had outstanding combined letters of credit and bank guarantees of $33,736,000 and performance guarantees of $4,577,000. Of these amounts, approximately $25,384,000 support reported liabilities and $12,929,000 relate to contingent liabilities.

     In connection with the Disposition, the Company entered into a Letter of Credit and Reimbursement Agreement and an Escrow Agreement, whereby the purchaser provided the Company with a letter of credit to guarantee certain of the Company's worker's compensation and general insurance liabilities and the Company placed certain funds in escrow. At December 31, 1993, the amount of the outstanding letter of credit which was put in place by the purchaser was $4,171,000 and the amount held in escrow by the Company was $2,679,000. Under the terms of the current agreement with the purchaser, the Company will have access to certain of the escrow cash based upon certain conditions, including reductions in the face amount of the letter of credit either through replacement of the letter of credit by the Company or reductions in the letter of credit requirements which will occur through reduction of the underlying obligations. On February 2, 1994, based upon the Company's partial reduction and replacement of $1,171,000 of the face amount of the purchaser's letter of credit, the Company was granted access to $1,080,000 of cash which was recorded as restricted at December 31, 1993.

     On July 14, 1993, the Company consummated its Exchange Offer.  Under the terms
of the Exchange Offer, the 15.5% Subordinated Debenture holders other than Sage RHH
(see Note 16) who tendered their bonds each received $407.57 in principal amount of the Company's 10%-12% Senior Subordinated Notes due 1999, plus 111.4 shares of the
Company's common stock for each $1,000 aggregate principal amount of 15.5% Subordinated Debentures. Sage RHH, an investor which controlled approximately
 29%
of the 15.5% Subordinated Debentures and 33.8% of the Company's common stock received approximately 260.4 shares of the Company's common stock for each $1,000 aggregate principal amount of 15.5% Subordinated Debentures tendered. The Company's
Preferred Stock holder received 54.8 shares of common stock for each 200 shares of
Preferred Stock plus accrued but unpaid dividends, which in the aggregate totaled
$281,250 for all of the Preferred Stock. Pursuant to the Exchange Offer, $63,734,000 principal amount of 15.5% Subordinated Debentures plus accrued but unpaid interest of $17,128,000 were exchanged for an aggregate of $17,850,000 principal amount of the Company's 10%-12% Senior Subordinated Notes and 10,041,812
shares of the Company's common stock, and all 500,000 outstanding shares of the Preferred Stock were exchanged for an aggregate of 137,030 shares of the Company's common stock.

     Interest on the 10%-12% Senior Subordinated Notes is payable semi-annually on
May 31 and November 30 of each year. Interest accruing on the 10%-12% Senior Subordinated Notes through and including May 31, 1995 may, at the Company's option, be paid in cash or additional 10%-12% Senior Subordinated Notes, and thereafter will be paid in cash. Interest accrues on the 10%-12% Senior Subordinated Notes from May
31, 1993 through and including November 30, 1994 at the rate of 10% per annum if paid in cash and 12% per annum if paid in additional 10%-12% Senior Subordinated Notes, and thereafter accrues at 12% per annum. The November 30, 1993 interest payment was paid by the Company in additional 10%-12% Senior Subordinated
Notes.
The 10%-12% Senior Subordinated Notes will mature November 30, 1999, and are redeemable at the Company's option, at any time in whole or from time to time in part, at the principal amount thereof plus accrued interest to the redemption date.
Indebtedness under the 10%-12% Senior Subordinated Notes is senior to the Company's
15.5% Subordinated Debentures, and subordinate to the extent provided in the indenture to all indebtedness under the Company's Credit Facility with Foothill
 and
any other indebtedness which by its terms provides that it shall be senior to the
10%-12% Senior Subordinated Notes.

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     During the third quarter of 1993, the Company recorded an extraordinary gain from the exchange of the 15.5% Subordinated Debentures of $5,367,000. In accordance with SFAS No. 15, all future interest payments which are due on the 10%-12% Senior
Subordinated Notes have been recorded as part of long-term debt, and, as a result, the Company has deferred the related economic gain and will not record any future interest expense related to the 10%-12% Senior Subordinated Notes. On a proforma basis, assuming that the Exchange Offer occurred at the beginning of the period, interest expense for the years ended December 31, 1991, 1992 and 1993 would have been reduced by $8,545,000, $10,733,000 and $6,491,000, respectively.

     The effect of the Exchange Offer, which was a noncash transaction, on the assets, liabilities and stockholders' equity of the Company, was recorded in the 1993 Consolidated Balance Sheet as of the date of the Exchange Offer, and is summarized as follows:

                                               (Thousands)
      Reduction in 15.5% Subordinated Debentures,
        net of discount. . . . . . . . . . . . . . . . . .      $ 58,743
      Reduction in accrued interest. . . . . . . . . . . . 17,128
      Reduction in dividends payable . . . . . . . . . . .    281
      Charge-off of debt and equity
         issuance costs. . . . . . . . . . . . . . . . . . (4,960)
      Issuance of 10%-12% Senior Subordinated Notes. . . .(34,704)
                                                 --------
         Increase in stockholders' equity. . . . . . . . .      $ 36,488
                                                 ========

     At December 31, 1993, the 15.5% Subordinated Debentures consisted of principal of $5,194,000 and unamortized discount of $382,000. The 15.5% Subordinated Debentures, which accrete in value at the rate of 17.4% per annum, began to accrue cash interest December 9, 1991. The Company did not make its scheduled interest payments on its 15.5% Subordinated Debentures which were due on May 31, 1992, November 30, 1992, May 31, 1993 and November 30, 1993, and consequently was in default under the indenture. On February 15, 1994, the Company paid all past due interest, including interest on past due interest which in the aggregate approximated $1,829,000, thereby curing the event of default under the indenture.
At December 31, 1992, the 15.5% Subordinated Debentures were classified as currently due and at December 31, 1993, as a result of the curing of the event of default, are classified as long-term in the Consolidated Balance Sheets.

11.  RENTAL AND LEASE INFORMATION

     The Company leases certain facilities and equipment under operating leases.
Total rental expense charged to the Consolidated Statements of Operations for continuing operations on operating leases was $9,031,000, $7,104,000 and $4,063,000 for 1991, 1992 and 1993, respectively. In addition, sublease rental income of $202,000, $218,000 and $140,000 respectively, was netted against rental expense in
1991, 1992, and 1993, respectively.  During the years ended December 31, 1991,
1992
and 1993, the Company charged $906,000, $2,293,000 and $4,529,000 respectively, to
previously established restructuring reserves related to rentals and lease settlements associated with properties which were no longer used in operations.

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Future minimum rental commitments under operating leases at December 31, 1993 were as follows:
                                          (Thousands)
     1994. . . . . . . . . . . . . . .     $3,740
     1995. . . . . . . . . . . . . . .      2,986
     1996. . . . . . . . . . . . . . .      2,249
     1997. . . . . . . . . . . . . . .      1,190
     1998. . . . . . . . . . . . . . .        727
     1999 and later. . . . . . . . . .        122
                                          -------
         Total . . . . . . . . . . . .    $11,014
                                          =======

     Minimum rental commitments have not been reduced by minimum sublease rentals of
$2,963,000 at December 31, 1993 which are due in the future under noncancellable subleases. The above amounts do not include rent payable under escalation clauses as the amounts are not determinable.

12.  FINANCIAL INSTRUMENTS

     In December 1991, the Financial Accounting Standards Board issued SFAS No. 107,
"Disclosures about Fair Value of Financial Instruments". This statement requires the Company to disclose estimated fair values for its financial instruments, as well as the underlying methods and assumptions used in estimating fair value.

     The Company enters into various types of financial instruments in the normal course of business. The estimated fair value of amounts have been determined \ based on available market information and based in certain cases on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

     Fair values for cash and cash equivalents, restricted cash, and loans payable approximate carrying value at December 31, 1993 due to the relatively short maturity of these financial instruments. The fair value of long-term debt, including the current portion of long-term debt at December 31, 1993 was estimated to be $25,900,000 compared to a carrying value of $45,474,000.

13.  TAXES ON INCOME

     Effective January 1, 1993, the Company changed its method of accounting for income taxes to the method required by SFAS No. 109, "Accounting for Income Taxes".
As permitted under the new standard, the Company has not restated the prior years' financial statements which had been reported using SFAS No. 96, "Accounting for Income Taxes". The adoption of SFAS No. 109 did not have a material impact on the
Company's Consolidated Balance Sheets or Statements of Operations.

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Income (loss) from continuing operations before provision (credit) for taxes on income from continuing operations consisted of the following:

                                                                                       Year Ended December
                                           --------------------------------
                                             1991       1992       1993
                                             ----       ----       ----
                                                            (Thousands)
     Income (loss) from continuing operations
       before provision for taxes on income:
         Domestic. . . . . . . . . . . .        $ (69,684)   $(53,472) $(18,657)
         Foreign . . . . . . . . . . . . (37,319) (12,671) (3,937)
                                                ---------    --------  --------
           Total . . . . . . . . . . . .        $(107,003)   $(66,143) $(22,594)
                                                =========    ========  ========

     Provision (credit) for taxes on income from
       continuing operations:
       Current:
         Foreign . . . . . . . . . . . .        $   1,961    $  1,205  $      9
                                                ---------    --------  --------
           Total . . . . . . . . . . . .   1,961    1,205       9
                                                ---------   ---------  --------
       Deferred:
         Foreign . . . . . . . . . . . .      69      -       -
                                                ---------    --------  --------
           Total . . . . . . . . . . . .      69      -       -
                                                ---------    --------  --------
           Total . . . . . . . . . .            $   2,030    $  1,205  $      9
                                                =========    ========  ========

     A reconciliation between taxes computed at the U.S. statutory federal income tax rate and the provision for taxes on income from continuing operations reported in the Consolidated Statements of Operations follows:

                                                      Year Ended December 31
                                                ------------------------------
                                                  1991       1992       1993
                                                   ----       ----       ----
                                                              (Thousands)
   Tax provision (credit) at U.S. statutory rate .$(36,381)$(22,489)$(7,908)
   Operating losses that could not be offset
     against taxable income. . . . . . . . 34,033   23,912    7,655
   Differences between foreign and domestic
     tax rates . . . . . . . . . . . . . .    217     (257)     139
   Disposition of foreign subsidiary . . .  4,387      -        -
   Other . . . . . . . . . . . . . . . . .   (226)      39      123
                                                  -------- -------- --------
   Provision for taxes on income . . . . .        $  2,030 $  1,205 $      9
                                                  ======== ======== ========

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     The following is a summary of the significant components of the
Company's net deferred tax liability at December 31, 1993:
   Deferred tax assets:
     Insurance . . . . . . . . . . . . . .        $  9,098
     Interest on 10%-12% Senior
       Subordinated Notes. . . . . . . . .  5,372
     Pensions. . . . . . . . . . . . . . .  3,563
     Warranties, backcharges and job losses. . . .   3,362
     Other expenses not currently deductible . . .  13,149
     Unlimited operating loss carryforwards. . . .   9,754
     Limited operating loss carryforwards.  1,181
                                                  --------
        Total tax assets . . . . . . . . . 45,479
                                                  --------
   Deferred tax liabilities:
     Accelerated depreciation. . . . . . . (6,679)
     Other items . . . . . . . . . . . . . (2,920)
                                                  --------
        Total tax liabilities. . . . . . . (9,599)
                                                  --------
        Deferred tax asset valuation allowance . . (36,780)
                                                  --------
        Net deferred tax liability . . . .        $   (900)
                                                  ========

     At December 31, 1993, the Company has worldwide net operating loss carryforwards of $38,180,000 for tax reporting purposes which are available to offset future income without limitation. Approximately $17,758,000 of the net operating loss carryforwards relate to domestic operations and are available for use
until expiration in the year 2009. The foreign net operating loss carryforwards at
December 31, 1993 were $20,422,000 and expire at various dates in the years 1995 through 2004. In addition to the above, the Company has tax net operating loss carryforwards of $134,244,000, as well as a general business credit carryforward of
$1,000,000, that existed as of the date of the Exchange Offer, whose use has been limited due to a "Change in Ownership", as defined in Section 382 of the Internal
Revenue Code.  The Company's ability to utilize such carryforwards and credits is
restricted to an aggregate potential availability of $3,375,000, with an annual limitation of approximately $225,000 through the year 2008. Additionally, these carryforwards can be used to offset income generated by the sale of certain assets to the extent the gain existed at the time of the exchange. This amount and the Company's unlimited, domestic net operating loss carryforwards could be further limited should another "Change in Ownership" occur.

     Undistributed earnings of consolidated foreign subsidiaries at December 31, 1993, amounted to approximately $3,520,000. No provision for income taxes has been made because the Company intends to invest such earnings permanently. If the Company were to repatriate all undistributed earnings, withholding taxes assessed in the local country would not be material to the Consolidated Financial Statements at
December 31, 1993.


14.  CONTINGENT LIABILITIES

     Several contracts related to the discontinued custom curtainwall operations continue to be the subject of litigation. In one of the actions, the owner and the general contractor for the project have claimed the Company and Federal Insurance

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Company, as issuer of a performance bond in connection with the Company's work, are liable for $29.9 million in excess completion costs and delay damages due to the Company's alleged failure to perform its obligations under its subcontract. The Company has taken action to enforce a $5.0 million mechanic's lien against the building and seeks to recover more than $10.0 million in costs and damages caused by the general contractor's breach of the subcontract with the Company.

     The Company filed suit in state court in Iowa against the owner, general contractor and a subcontractor seeking payment of amounts owed to the Company and other damages in connection with a pre-engineered metal building project in Anchorage, Alaska. The general contractor subsequently filed suit in state court in
Alaska against a number of parties, including the Company and its surety, alleging against the Company breach of contract, breach of implied warranties, misrepresentation and negligence in connection with the fabrication of the building and seeking damages in excess of $10.0 million. The Company believes that it is entitled to payment under its contract and that it has meritorious defenses against the claims of the general contractor.

     Two separate, but related lawsuits have been filed against the Company in connection with a $2.4 million subcontract performed by the Company to supply custom curtainwall on a commercial office building. On January 29, 1991, the general contractor filed suit in federal court in Houston, Texas, asserting claims for the owner/developer of the project as well as attempting to enforce indemnification for
a $4.0 million state court judgement against the general contractor by virtue of the
indemnity provisions in the subcontract. The Company has filed an action in the federal court in St. Louis, Missouri, seeking a declaratory judgement that it is not liable under the indemnity provision or for any of the owner/developer's claims.
 The
general contractor has filed a counterclaim, seeking to enforce its indemnification claim as well as the assigned claims. The general contractor's counterclaim seeks indemnity of $4.0 million and unspecified damages.

     There are various other proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. The Company has recorded a liability related to litigation where it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated.
While the outcome of the Company's legal proceedings cannot at this time be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     During 1993 and through February 1994, the Company resolved and settled certain litigation relating to matters of alleged employment discrimination and alleged breaches of real estate leases by the Company. These settlements did not have a material adverse effect on the Company's 1993 Consolidated Statement of Operations.

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean-up at various waste disposal sites. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company has engaged various third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. Based upon currently available information, including the reports of third parties, management does not believe that the reasonably possible loss in excess of the amounts accrued would be material to the Consolidated Financial Statements.

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


15.  INCENTIVE PLANS, STOCK OPTIONS, WARRANTS

  1986 Stock Option Plan and 1976 Stock Option Plan

     Options to purchase common stock of the Company have been granted under the Company's 1986 Stock Option Plan (the "1986 Plan") and the 1976 Stock Option Plan
(the "1976 Plan").  The 1986 Plan terminated by its terms effective May 6, 1991,
 and
the 1976 Plan terminated by its terms effective December 31, 1986. No more options may be granted under the 1986 Plan or the 1976 Plan. Stock options, including stock options with stock appreciation rights granted in conjunction therewith, which were outstanding on the respective termination dates of the 1986 Plan and the 1976 Plan, continue in effect in accordance with their terms. There were no stock appreciation rights on stock options outstanding at December 31, 1993.

     A summary of stock option transactions under each of the Company's plans follows:
                                                   Year Ended December 31
                                              -------------------------------
                                                1991        1992       1993
                                                ----        ----       ----
     Options outstanding, January 1. . .           26,807    31,959  21,815
     Granted . . . . . . . . . . . . . .  15,152      -         -
     Cancelled . . . . . . . . . . . . .          (10,000)  (10,144) (21,330)
                                                 --------  -------- ---------
     Options outstanding at end of period. . . .   31,959    21,815  485
                                                 ========  ======== =========
     Options price range at end of period. . . . $33-$636  $33-$391 $184-$391
                                                 ========  ======== =========
     Options exercisable at end of period. . . .   17,232     8,997     485
                                                 ========  ======== =========

     All options granted under the plans are at prices which were not less than 100%
of the fair value of the Company's common stock on the date the options were granted. Stock options outstanding at December 31, 1993 expire at various dates from 1995 to 1999.

  Long-Term Incentive Plan

     The Company's 1991 Long-Term Incentive Plan, (the "Long Term Incentive Plan"), as amended and restated in 1993, provides for the grant of both cash-based and stock-based awards to eligible employees of, and persons or entities providing services to the Company and its subsidiaries and provides for one-time, automatic stock awards to non-employee members of the Board of Directors. Under the Long-Term
Incentive Plan, the Company may provide awards in the form of stock options, stock appreciation rights, restricted shares, performance awards, and other stock based awards. Currently up to 1,400,000 shares of common stock are issuable under the Long-Term Incentive Plan, subject to appropriate adjustment in certain events. Shares issued pursuant to the Long-Term Incentive Plan may be authorized and unissued shares, or shares held in treasury. Awards may be granted under the Long-
Term Incentive Plan through March 19, 2001, unless the plan is terminated earlier by action of the Board of Directors. At December 31, 1993, there were 829,146 shares under the Long-Term Incentive Plan which were available for grant.

     On December 22, 1993, the Company granted awards (the "1993 Awards") of 564,000 restricted shares of the Company's common stock to certain executive officers and key employees. The awards are designed to incentivize management in a manner which

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


would enhance shareholder value by tying vesting provisions to achievement of performance targets representing increases in the average market value of the Company's common stock. In summary, the accelerated vesting provisions include comparison of future share prices to a pre-determined base price, each measured on a
60-day average basis , cumulative market value appreciation targets over a three year period, and a requirement of continued employment with the Company except in certain specific circumstances. The base price for the 1993 Awards is $3.41 per share. The 1993 Awards also provide that if performance targets are not achieved by
August 10, 1996, all unvested shares not forfeited will vest automatically on August
10, 2003, provided the holder is still an employee of the Company as defined in the plan. The 1993 Awards also provide for immediate vesting if a change in the control of the Company occurs, as defined, and under certain circumstances, upon the termination of one of the Company's executive officers.

     The fair market value of the restricted shares, based on the market price at the date of the grant, is recorded as deferred compensation, as a component of stockholders' equity and deferred compensation expense is amortized over the period benefited.

  Warrants

     In connection with the Combination, the Company assumed 1,470,000 of outstanding warrants of Ceco Industries. Each warrant, which is exercisable on
 or
before December 9, 1996, provides for the right to purchase one stock unit at a price of $6.02 per unit, a unit being a fraction (as determined under the warrants) of a share. The warrants currently provide the holders with the right to acquire an aggregate of 90,249 shares of the Company's common stock at an exercise price of $98.11 per share. The Company has reserved 90,249 shares of its common stock for issuance upon exercise of the warrants. These warrants are reflected in the accompanying Consolidated Balance Sheets at their fair value at the date of acquisition.

16.  RELATED PARTY TRANSACTIONS

     On September 15, 1992, Mulligan Partnership ("Mulligan") sold 297,655 shares of the Company's common stock, representing approximately 33.8% of the Company's then outstanding common stock, and $19,831,000 aggregate principal amount of the Company's 15.5% Subordinated Debentures, representing approximately 29% of the outstanding principal amount of such 15.5% Subordinated Debentures, to Sage Capital Corporation ("Sage Capital"), a Wyoming corporation.

     The rights of Frontera S.A., ("Frontera") an affiliate of Mulligan, under the
Stockholders Agreement dated as of June 8, 1990 among the Company, Frontera and certain other stockholders, including the right to nominate certain members of the
Company's Board of Directors, terminated upon the sale by Mulligan to Sage Capital.
Mulligan has assigned to Sage Capital, Mulligan's rights under the terms of a registration rights agreement dated as of November 8, 1990 between the Company and Frontera.

     On November 18, 1992, the Company elected the President of Sage Capital as President and Chief Executive Officer and as a Director, and the Managing Director of Sage Capital as a Director. On December 30, 1992, Sage Capital transferred its shares of common stock and the 15.5% Subordinated Debentures to Sage RHH, a partnership, with Sage Capital retaining an 80% ownership in Sage RHH. As described in Note 10, Sage RHH tendered all of its 15.5% Subordinated Debentures in connection with the Exchange Offer.

     On December 2, 1993, the Company and its wholly owned subsidiary Robertson

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Espanola, S.A. entered into an agreement (the "Agreement") with RC Holdings,
Inc.
("RC Holdings") (formerly Heico Acquisitions, Inc.) which is indirectly controlled by a member of the Company's Board of Directors. Pursuant to the Agreement, RC Holdings, through an affiliate entity acquired 3,333,333 newly issued shares of the
Company's common stock and certain inventory and interests related to the project in
Madrid, Spain known as Puerta de Europa, for which the Company had been providing the curtainwall system and the owner had been placed in insolvency. The shares issued represented approximately 21.4% of the then outstanding shares of the Company after issuance of such shares. The Company received an aggregate of $10 million in
cash for the shares and assets. The Agreement also provides that, if RC Holdings is able to realize any proceeds in connection with the Puerta de Europa project, all receipts in excess of $5 million plus expenses incurred for completion and collection, will be split equally between RC Holdings and the Company. The Agreement provides that, until the earlier of (i) December 2, 1998, (ii) the date on which RC Holdings and its affiliates no longer hold 10% of the Company's outstanding common stock or (iii) the date on which the current President of RC Holdings ceases to be a controlling person with respect to RC Holdings and its affiliates, the Board of Directors of the Company shall not elect a chief executive officer without the prior written consent of RC Holdings. On December 9, 1993, the Board of Directors appointed the President and sole stockholder of RC Holdings as its chief executive officer and vice chairman of the Board of Directors.

     The Company has employment agreements and severance payment plans with respect to certain of its executive officers and certain other management personnel. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. Certain of the agreements provide the employees with certain additional rights after a change of control of the Company, as defined, occurs.

17.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's operations are classified into three business segments: the Metal Buildings Group, the Building Products Group, and the Concrete Construction
Group. The Metal Buildings Group designs and manufactures complete pre-engineered metal buildings for commercial and industrial users. The Building Products Group provides construction services and at certain locations fabricates, sells and erects the components for roof, walls and floors of non-residential buildings. The Concrete Construction Group provides a subcontracting service for forming poured-in-place, reinforced concrete buildings.

     Summarized financial information for each of the Company's business segments and geographic areas of operations for the years ended December 31, 1991, 1992, and
1993 is presented below.

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


  Information on Segments
                                               1991         1992        1993
                                               ----         ----        ----
                                                             (Thousands)
   Revenue:
        Metal Buildings Group. . . . .$200,017   $187,465  $218,338
        Building Products Group  . . . 368,085    144,426    97,319
        Concrete Construction Group  .  84,943     69,062    64,249
        Intersegment eliminations. . .  (1,592)       -         -
                                      --------   --------  --------
                Total. . . . . . . . .$651,453   $400,953  $379,906
                                      ========   ========  ========

   Operating income (loss):
        Metal Buildings Group. . . . .$ (5,672)  $  4,179   $ 7,212
        Building Products Group  . . . (36,012)   (18,146)   (6,685)
        Concrete Construction Group  .    (692)    (4,702)    4,518
        Corporate. . . . . . . . . . . (20,358)   (24,240)   (7,948)
                                      --------   --------  --------
                Total. . . . . . . . .$(62,734)  $(42,909) $ (2,903)
                                      ========   ========  ========

   Identifiable assets:
        Metal Buildings Group. . . . .$ 98,732   $ 84,448  $ 96,665
        Building Products Group  . . . 142,460     90,705    42,839
        Concrete Construction Group  .  30,776     22,055    22,736
        Businesses held for sale . . . 143,812        -         -
        Corporate. . . . . . . . . . .  23,686     38,462    25,934
        Adjustments and eliminations . (16,529)    (3,300)   (6,351)
                                      --------   --------  --------
                Total. . . . . . . . .$422,937   $232,370  $181,823
                                      ========   ========  ========

   Capital expenditures:
        Metal Buildings Group. . . . .$  1,143   $    948  $  2,955
        Building Products Group  . . .   5,906      1,371     1,614
        Concrete Construction Group  .     945        649       899
        Corporate. . . . . . . . . . .                224         253 35
                                      --------   --------  --------
                Total. . . . . . . . .$  8,218   $  3,221  $  5,503
                                      ========   ========  ========

   Depreciation:
        Metal Buildings Group. . . . .$  3,305   $  2,510  $  2,419
        Building Products Group  . . .   5,654      3,106     2,348
        Concrete Construction Group  .     979        963     1,004
        Corporate. . . . . . . . . . .     454         63        94
                                      --------   --------  --------
                Total. . . . . . . . .$ 10,392   $  6,642  $  5,865
                                      ========   ========  ========

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


  Information on Geographic Areas
                                               1991        1992         1993
                                              ----        ----         ----
                                                              (Thousands)
   Revenue:
        United States. . . . . . . . .$434,504   $274,027  $287,802
        Canada . . . . . . . . . . . .  47,053     29,099    22,063
        Europe . . . . . . . . . . . . 130,292     86,939    52,498
        Other. . . . . . . . . . . . .  55,444     24,843    21,681
        Inter-area eliminations. . . . (15,840)   (13,955)   (4,138)
                                      --------   --------  --------
                Total. . . . . . . . .$651,453   $400,953  $379,906
                                      ========   ========  ========

   Operating income (loss):
        United States. . . . . . . . .$(20,196)  $ (3,601) $  7,347
        Canada . . . . . . . . . . . . (14,449)    (2,829)    1,099
        Europe . . . . . . . . . . . . (11,914)   (11,131)   (5,054)
        Other. . . . . . . . . . . . .   4,183     (1,108)    1,653
        Corporate. . . . . . . . . . . (20,358)   (24,240)   (7,948)
                                      --------   --------  --------
                Total. . . . . . . . .$(62,734)  $(42,909) $ (2,903)
                                      ========   ========  ========

   Identifiable assets:
        United States. . . . . . . . .$146,315   $127,786  $125,689
        Canada . . . . . . . . . . . .  24,407     16,716    15,013
        Europe . . . . . . . . . . . .  84,670     52,896    13,088
        Other. . . . . . . . . . . . .  16,684     12,104    13,431
        Businesses held for sale . . . 143,812        -         -
        Corporate. . . . . . . . . . .  23,686     38,462    25,934
        Adjustments and eliminations . (16,637)   (15,594)  (11,332)
                                      --------   --------  --------
                Total. . . . . . . . .$422,937   $232,370  $181,823
                                      ========   ========  ========

     Identifiable assets in each segment or geographic area include the assets used in the Company's operations and the excess of the purchase price over the fair value of assets acquired. Corporate assets consist primarily of cash and cash equivalents, income tax refunds receivable, restricted cash, property and equipment, assets held for sale and deferred costs related to the Credit Facility. Inter-area sales are generally recorded at prices which are intended to approximate prices charged to unaffiliated customers.

18.  RETIREMENT BENEFITS

     The Company and its subsidiaries have various defined contribution and defined benefit pension plans covering substantially all of its U.S. employees and employees in certain foreign countries.  In connection with the Company's restructuring plan,
the Company merged certain of its U.S. defined benefit plans effective June 1, 1992 into an existing pension plan of the Company which was amended to provide future retirement benefits to all of the Company's U.S. eligible salary and hourly employees. Certain U.S. employees are covered by a defined contribution plan which provides for contributions based primarily on compensation levels. The Company also participates in numerous multi-employer plans which are administered by unions and provide defined benefits to employees covered under industry collective bargaining agreements.

     Benefits provided under the Company's defined benefit pension plans are primarily based on years of service and the employee's compensation. The Company's funding policy is to contribute an amount annually based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations.

                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Plan assets are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds and fixed income and equity securities.
The Company funds its contributions to the defined contribution plan as accrued.
Plan assets are invested in mutual funds. Contributions under the various union-sponsored, multi-employer plans are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.
Such contributions are charged against operations as incurred.

U.S. and Canadian Defined Benefit Plans

     Net pension cost (income) consisted of the following:
                                                     Year Ended December 31
                                                 -----------------------------
                                                   1991       1992      1993
                                                   ----       ----      ----
                                                           (Thousands)
Service cost-benefits earned during the year  $ 1,311   $1,293 $   926
Interest cost on projected benefit obligation. . . . .   4,288 5,744    5,222
Actual return on assets. . . . . . .  (5,486)  (6,928)  (5,536)
Net amortization and deferral. . . .              955      543 1,355
                                     -------   ------  -------
Net pension cost . . . . . . . . . . $ 1,068            $  652 $ 1,967
                                     =======   ======  =======

     The following table sets forth the aggregate funded status of the U.S. and Canadian defined benefit plans:

                                   December 31, 1992        December 31, 1993
                                         Plans With               Plans With
                                -----------------------  -----------------------
                               Assets    Accumulated    Assets    Accumulated
                               Exceeding   Benefits     Exceeding   Benefits
                              Accumulated  Exceeding   Accumulated  Exceeding
                                Benefits    Assets       Benefits    Assets
                            ----------- -----------  ----------- -----------
                                                          (Thousands)
Actuarial present value of
  benefit obligation:
  Vested benefit obligation. . $ 8,942   $ 50,068     $8,619  $ 58,222
  Non-vested benefit obligation. . . .        793        764        35 787
                               -------   --------    -------  --------
  Accumulated benefit obligation . . .      9,735     50,832     8,654   59,009
  Excess of projected benefit
    obligation over accumulated
    benefit obligation . . . .     952        184        442       595
                               -------   --------    -------  --------
Projected benefit obligation .  10,687     51,016      9,096    59,604
Plan assets at fair value. . .  17,934     39,423     15,182    40,296
                               -------   --------    -------  --------
Projected benefit obligation
  (in excess of) or less than
  plan assets. . . . . . . . .   7,247    (11,593)     6,086   (19,308)
Unrecognized net (gain) loss .     411      2,157        225     9,380
Remaining unrecognized net
  transition (asset) obligation. . . .     (1,402)       569      (614)531
Adjustment required to recognize
  minimum liability. . . . . .     -       (2,542)       -      (9,315)
                               -------   --------    -------  --------
Prepaid (accrued) pension cost
  recognized in the consolidated
  balance sheets . . . . . . . $ 6,256   $(11,409)   $5,697   $(18,712)
                               =======   ========    =======  ========

                           ROBERTSON-CECO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Actuarial assumptions used for the U.S. and Canadian plans were as follows:
                                                     Year Ended December 31
                                                 ----------------------------
                                                1991    1992     1993
                                                ----    ----     ----
Assumed discount rate U.S. plans . . . . . .     8.5%    8.5%    7.25%
Assumed discount rate Canadian plan. . . . .     8.5     9.5      8.0
Assumed rate of compensation increase. . . .   4-5.5   4-5.5  4.5-5.5
Expected rate of return on plan assets . . .     9.0    9-10      9.0

  Other Foreign Defined Benefit Plans

     The amounts reported below relating to other foreign defined benefit plans exclude in 1993 the plan of the sold U.K. Subsidiary.

     Net pension cost (income) consisted of the following:
                                                     Year Ended December 31
                                                 ---------------------------
                                                        1991     1992     1993
                                                        ----     ----     ----
                                                             (Thousands)
   Service cost-benefits earned during the year.   $   948  $ 1,049   $   690
   Interest cost on projected benefit obligation  3,996   3,385    2,249
   Actual return on assets . . . . . . .  (6,000)(5,342) (2,394)
   Net amortization and deferral . . . .          1,226       2,143  196
                                         -------        -------  -------
   Net pension cost (income) . . . . . . $   170        $ 1,235  $   741
                                         =======        =======  =======


                          ROBERTSON-CECO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The following table sets forth the aggregate funded status of other foreign defined benefit plans:
                                                         December 31
                                                         Plans with
                                                           Assets
                                                          Exceeding
                                                         Accumulated
                                                          Benefits
                                                        ------------------
                                                          1992       1993
                                                          ----       ----
                                                            (Thousands)
Actuarial present value of benefit obligation
   Vested benefit obligation . . . . . . . $27,245   $1,949
   Non-vested benefit obligation . . . . .              109          14
                                           -------   ------
   Accumulated benefit obligation. . . . .  27,354    1,963
   Excess of projected benefit obligation
      over accumulated benefit obligation.   6,112       74
                                                    -------  ------
Projected benefit obligation . . . . . . .  33,466    2,037
Plan assets at fair value. . . . . . . . .  28,859    2,150
                                           -------   ------
Projected benefit obligation less than (greater than)
   plan assets . . . . . . . . . . . . . .  (4,607)     113
Unrecognized net gain. . . . . . . . . . .  10,931    1,489
Remaining unrecognized net transition asset. . . .   (3,817) (515)
                                           -------   ------
Prepaid pension cost recognized in the consolidated
   balance sheets. . . . . . . . . . . . . $ 2,507   $1,087
                                           =======   ======

     Actuarial assumptions used for the other foreign defined benefit plans were as follows:
                                                   Year Ended December 31
                                                -----------------------------
                                                1991      1992         1993
                                                  ----      ----         ----
                            Assumed discount rate. . 9.5-18% 9.5-10.5% 7.0%
                sumed rate of compensation increase. . .7-15     7-7.5  4.5
        Expected rate of return on plan assets . .    11-19     11-13  7.5

     Pension expense also included the following amounts:
                                                   Year Ended December 31
                                                ----------------------------
                                                  1991       1992      1993
                                                 ----       ----      ----
                                                               (Thousands)
              U.S. defined contribution plan .    $4,258    $1,241    $  830
                                               ======   ======  ======
                      Multi-employer plans . .  $5,664    $1,444    $1,455
                                               ======   ======  ======
</TABLEE>

                           ROBERTSON-CECO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     As a result of the Disposition discussed in Note 3, the Company recognized during 1991 curtailment gains of $159,000 and during 1992, settlement gains of $1,733,000, which are reflected in the Consolidated Statement of Operations as a component of the loss from discontinued operations, and curtailment losses of $849,000 in 1991 which are reflected in the Consolidated Statement of Operations as a component of gain (loss) on businesses sold/held for sale. Due primarily to changing the assumed discount rate for the Company's U.S. defined benefit plans from
8.5% at December 31, 1992 to 7.25% at December 31, 1993, the amount reported within
Stockholders' Equity as Excess of Additional Pension Liability Over
Unrecognized
Prior Service Cost increased by $6,428,000 in 1993 compared with 1992. The change in discount rate was also the primary reason for the increase in Long-term
Pension
Liabilities, as reported in the Consolidated Balance Sheets.

19.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

     Effective January 1, 1993 the Company adopted SFAS No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions" for its U.S. plans.
SFAS No. 106 requires measurement of the obligations of an employer to provide future postretirement benefits and the accrual of costs during the years that the employee provides services. The Company provides postretirement health and life insurance benefits under unfunded plans to a select group of retired U.S.
employees.
The Company has fixed its per retiree cost of providing these benefits to a majority of these participants. The accumulated postretirement benefit obligation at adoption was approximately $21,501,000 and is being recognized over the expected payment period of 14 years. The adoption of SFAS No. 106 did not have a material impact on the Company's Statements of Operations or Cash Flows. Prior to the adoption of SFAS No. 106, the Company expensed the net cost of providing such benefits to retired employees on a pay-as-you-go basis. The Company is also required to adopt the provisions of SFAS No. 106 with respect to its foreign postretirement benefit plans for fiscal years beginning after December 15, 1994.
The Company plans to adopt this standard as required, and is currently evaluating its impact.


     The following table sets forth the U.S. plans' funded status reconciled with the amount recognized in the Company's Consolidated Balance Sheets.
                                                          December 31, 1993
                                                          -----------------
                                                              (Thousands)
Accumulated Postretirement Benefit Obligation:
     Retired employees . . . . . . . . . .     $(21,068)
                                               ========

     Unfunded accumulated benefit obligation
       in excess of plan assets. . . . . .     $(21,068)
     Unrecognized net (gain)/loss. . . . .        1,004
     Unrecognized transition obligation. .       19,934
                                               --------
     Accrued postretirement benefit cost .     $   (130)
                                               ========

     For the purposes of measuring the December 31, 1993 accumulated postretirement benefit obligation, the per capita cost of covered health care benefits was assumed to increase at 12.25% from 1993 to 1994 for retirees not in the Company's fixed cost plan. The rate was assumed to decrease gradually down to 4.75% by 2002 and remain at that level thereafter. Because the health care cost trend rate assumption affects relatively few participants, there is no significant effect on the amounts reported. Increasing assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of

                           ROBERTSON-CECO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


December 31, 1993 by $468,000, or 2.2%. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1993 was 7.25%.

     Net periodic postretirement benefit cost for 1993 included the following components:
                                                   Year Ended
                                               December 31, 1993
                                               -----------------
                                                  (Thousands)
Interest cost. . . . . . . . . . . . . . .       $1,716
Net amortization and deferral. . . . . . .        1,567
                                                 ------
Net periodic postretirement benefit cost .       $3,283
                                                 ======

     For purposes of measuring the 1993 net periodic postretirement benefit cost,
the per capita cost of covered health care benefits was assumed to increase at 13.5%
from 1993 to 1994 for retirees not in the fixed cost plans. The rate was assumed to decrease gradually down to 6.0% by 2002 and remain level thereafter. Because the health care cost trend rate assumption affects relatively few participants, increasing assumed health care cost trend rates by one percentage point each year would increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal 1993 by $22,000, or 0.7%. The weighted average discount rate used in determining the 1993 expense was 8.5%.

     In the fourth quarter of 1993, the Company adopted SFAS No. 112, "Employers'
Accounting for Postemployment Benefits". This statement requires an accrual method of recognizing postemployment benefits. The cumulative effect of adopting
SFAS No.
112 was $1,200,000.  Prior to the adoption of SFAS No. 112, the Company expensed the
net cost of providing these benefits on a pay-as-you-go basis. Amounts recognized in prior years Statements of Operations were not material.

20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial data is summarized as follows:
                                        First     Second    Third     Fourth
                                       -----     ------    -----     ------
1993 (a)
Revenue. . . . . . . . . . . . . .         $ 80,431 $ 93,955 $106,043  $ 99,477
Cost of sales. . . . . . . . . . .  71,187   78,683   89,333   84,416
Income (loss) from continuing
  operations . . . . . . . . . . .  (8,615)  (3,772) (10,878)     662
Net income (loss). . . . . . . . .  (8,615)  (3,772)  (5,511)  (3,038)
Income (loss) per share from
  continuing operations. . . . . .         $  (9.85)$  (4.35)$  (1.16) $    .05
Net income (loss) per common share . . . . $  (9.85)$  (4.35)$   (.59) $   (.22)

1992 (b)
Revenue. . . . . . . . . . . . . .         $ 88,618 $ 97,511 $102,485  $112,339
Cost of sales. . . . . . . . . . .  79,396   87,193   89,743   96,484
Income (loss) from continuing
  operations . . . . . . . . . . . (32,632) (16,603)  (3,261) (14,852)
Net income (loss). . . . . . . . . (32,632) (18,203)  (5,458) (14,852)
Income (loss) per share from
  continuing operations. . . . . .         $ (37.07)$ (18.93)$  (3.77) $ (16.93)
Net income (loss) per common share . . . . $ (37.07)$ (20.74)$  (6.26) $ (16.93)

                           ROBERTSON-CECO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


(a) In the third quarter of 1993, the Company recorded a charge of $9,700,000 for the sale of the Company's U.K. Subsidiary (Note 3) and an extraordinary gain of
$5,367,000 resulting from the completion of the Company's Exchange Offer
(Note 10).
In the fourth quarter of 1993, the Company recorded a charge for discontinued operations of $2,500,000 (Note 3) and a charge of $1,200,000 for the cumulative effect of an accounting change (Note 19). As discussed in Note 3, fourth quarter results for 1993 exclude the operations of the sold U.K. Subsidiary.

(b) As discussed in Note 2, during 1992, the Company took certain actions with respect to the operational and financial restructuring of the Company. As a result of the restructuring plan, the Company was required to provide for the estimated costs associated with the restructuring, as well as losses on businesses held for sale. These estimates resulted in charges (credits) to the first, second, third and fourth quarters of 1992 as follows: $20,502,000, $3,000,000, $(9,932,000), and
$3,108,000, respectively. In the second quarter of 1992, the Company provided $3,500,000 for various environmental matters and in the third quarter of 1992, the
Company provided $4,167,000 to write-off its equity investment (Note 4) and $3,900,000 to recognize a loss from discontinued operations (Note 3). The second quarter's sales and cost of sales reflect a reclassification resulting from the Company's decision, in the third quarter, to retain certain foreign businesses. Such reclassifications had no effect on loss from continuing operations or on net loss.

Independent Auditors' Report


To the Board of Directors and
Stockholders of Robertson-Ceco Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Robertson-Ceco Corporation and its subsidiaries (the "Company") at December 31, 1993, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Robertson-Ceco Corporation for the years ended December 31, 1992 and 1991 were audited by other independent accountants whose report dated February 25, 1993 (May 3, 1993 as to Note 2) expressed an unqualified opinion on those statements and included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 19 to the financial statements, the Company changed its method of accounting for postemployment benefits in 1993 by adopting Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". In addition, as discussed in Note 13 to the financial statements, the Company changed its method of accounting for income taxes in 1993 by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


/s/ Price Waterhouse

PRICE WATERHOUSE
Boston, Massachusetts
March 30, 1994

Independent Auditors' Report


To the Stockholders of
  Robertson-Ceco Corporation:


We have audited the accompanying consolidated balance sheet of Robertson-Ceco Corporation and its subsidiaries as of December 31, 1992 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 1992. Our audits also included the financial statement schedules as of December 31, 1992 and for each of the two years in the period ended December 31, 1992 listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Robertson-Ceco Corporation and its subsidiaries at December 31, 1992 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1992 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's defaults under its loan and capital lease agreements and its inability to generate adequate unrestricted cash to meet its current and anticipated operating requirements, along with the Company's recurring losses from operations, negative working capital, and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Deloitte & Touche

DELOITTE & TOUCHE
Boston, Massachusetts

February 25, 1993
(May 3, 1993 as to Note 2)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     On September 14, 1993, the Board of Directors of Robertson Ceco Corporation, acting upon the recommendation of its Audit Committee, authorized the engagement of the firm of Price Waterhouse as its independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 1993. Price Waterhouse replaced the firm of Deloitte & Touche, whose engagement as independent accountants of the Company terminated September 14, 1993.

     The reports of Deloitte & Touche on the Company's financial statements for the years ended December 31, 1991 and 1992, except as noted below, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of Deloitte & Touche on the Company's financial statements for the year ended December 31, 1992 contained an explanatory paragraph with respect to a substantial doubt about the ability of the Company to continue as a going concern.

     During the years ended December 31, 1991 and 1992 and in the period from January 1, 1993 through September 14, 1993, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte & Touche to make reference to the matter in connection with its reports on the Company's financial statements with respect to such periods.

     Also, during the years ended December 31, 1991 and 1992 and in the period from January 1, 1993 through September 14, 1993, there were no "reportable events" as defined in subparagraph (a)(1)(v) of Item 304 of Regulation S-K.

     During the years ended December 31, 1991 and 1992 and in the period from January 1, 1993 through September 14, 1993, which was prior to the engagement of Price Waterhouse, neither the Company nor anyone else on its behalf consulted Price Waterhouse regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered on the Company's financial statements.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

(a) Information concerning the Registrant's directors is incorporated by reference to the section entitled "Election of Directors" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 1994, to be filed pursuant to Regulation 14A.

(b) Information concerning executive officers of the Registrant is set forth in Item 4.1 of Part I at pages 11 to 12 of this Report under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT".


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     Information concerning executive compensation is incorporated by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 1994, to be filed pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 1994, to be filed pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 1994, to be filed pursuant to Regulation 14A.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          ---------------------------------------
          AND REPORTS ON FORM 8-K
          -----------------------
                                                                      PAGE NO.
   The following documents are filed as part of this
   Report:

(a)1. Consolidated Financial Statements of Robertson-
     Ceco Corporation.

     Consolidated Statements of Operations for the
     three years ended December 31, 1993.                  26

     Consolidated Balance Sheets at December 31, 1992
     and 1993.                                             27

     Consolidated Statements of Cash Flows for the
     three years ended December 31, 1993.                  29

     Consolidated Statements of Stockholders' Equity
     (Deficiency) for the three years ended December
     31, 1993.                                             30

     Notes to Consolidated Financial Statements,
     including Selected Quarterly Financial Data as
     required by Item 302 of Regulation S-K.               31

     Independent Auditors' Reports.
        Price Waterhouse                                   58
        Deloitte & Touche                                  59

(a)2.Financial Statement Schedules for the Three Years
     Ended December 31, 1993.

     SCHEDULE VIII - Valuation and Qualifying Accounts     65
     SCHEDULE IX - Short Term Borrowings                   67
     SCHEDULE X - Supplementary Income Statement           68
        Information
     All other schedules are omitted because they are not applicable or not required.

     Report of Independent Accountants on Financial Schedules
        Price Waterhouse - as of and for the year ended
          December 31, 1993                                69

(a)3.List of Exhibits.
     Exhibits filed or incorporated by reference in connection with this Report are listed in the
     Exhibit Index starting on page 70.

(b)  Reports on Form 8-K

     On November 22, 1993 the Company filed a Form 8-K reporting the sale of all of the common stock of H.H.
     Robertson (U.K.) Limited on November 9, 1993 in a noncash transaction to Capella Investments Limited.
     The U.K. Subsidiary had operated as part of the Company's
     Building Products Group.

     On December 22, 1993 the Company filed a Form 8-K reporting the completion of an investment transaction with RC Holdings, Inc. on December 14, 1993. RC Holdings, Inc. is owned by Michael E. Heisley, a director of Robertson-Ceco Corporation since July 1993. The Company also reported that, on December 9, 1993, the Board of Directors of the Company appointed Michael E. Heisley as Chief Executive Officer, replacing Andrew G.C. Sage II who continues as Chairman of the Board. Mr. Heisley was also elected as Vice Chairman of the Board.

                                SIGNATURES

     Pursuant to the requirements of Section 10 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Boston, The Commonwealth of Massachusetts, on this 31st day of March, 1994.

                           ROBERTSON-CECO CORPORATION


                           By  /s/ John C. Sills
                               ------------------------------
                               Vice President and Controller
                               (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and as of the 31st day of March, 1994. Each person whose signature appears below hereby authorizes each of Andrew G. C. Sage, II, Denis N. Maiorani and George S. Pultz and appoints each of them singly his or her attorney-in-fact, each with full power of substitution, to execute in his name, place and stead, in any and all capacities, any or all further amendments to this Report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, making such further changes in this Report as the Company deems appropriate.

   SIGNATURE



/s/ Michael E. Heisley                /s/ Andrew G. C. Sage, II
- - ----------------------------------    -------------------------------
Chief Executive Officer               Andrew G. C. Sage, II
and Director                          Chairman
(Principal Executive Officer)



/s/ Denis N. Maiorani                 /s/ John C. Sills
- - ----------------------------------    -------------------------------
Denis N. Maiorani                     John C. Sills
President and Director                Vice President and Controller
(Principal Financial Officer)         (Principal Accounting Officer)



/s/ Frank A. Benevento                /s/ Stanley G. Berman
- - ----------------------------------    -------------------------------
Frank A. Benevento                    Stanley G. Berman
Director                              Director



/s/ Mary Heidi Hall Jones             /s/ Kevin E. Lewis
- - ----------------------------------    -------------------------------
Mary Heidi Hall Jones                 Kevin E. Lewis
Director                              Director



/s/ Leonids Rudins                    /s/ Gregg C. Sage
- - ----------------------------------    -------------------------------
Leonids Rudins                        Gregg C. Sage
Director                              Director

                          ROBERTSON-CECO CORPORATION              SCHEDULE VIII
                      VALUATION AND QUALIFYING ACCOUNTS
                                 (Thousands)
===============================================================================
       COLUMN A           COLUMN B        COLUMN C          COLUMN D   COLUMN E
- - -------------------------------------------------------------------------------
                                          ADDITIONS
                          BALANCE   ----------------------             BALANCE
                            AT      CHARGED TO  CHARGED TO               AT
                         BEGINNING  COSTS AND     OTHER      DEDUC-    END OF
     DESCRIPTION         OF PERIOD   EXPENSES    ACCOUNTS    TIONS     PERIOD
- - -------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
  Deducted from Asset
    Accounts:
    Allowance for
      Doubtful Accounts . . $ 4,653  $ 1,707   $    57(a) $ 2,887(b)
                                                    76(f)     351(g) $ 3,255
                            =======  =======   =======    =======    =======
    Reserves for Discon-
      tinued Operations.(l) $ 4,938  $ 2,500              $ 2,192(e) $ 5,246
                            =======  =======   =======    =======    =======
  Not Deducted from Asset
    Accounts:
    Insurance liabilities -
      current . . . . . . . $16,434  $11,884   $   680(f) $17,772(e)
                                                                     $11,226
                            =======  =======   =======    =======    =======
    Insurance liabilities -
      long term . . . . . . $11,990  $ 3,100              $   320(e) $14,770
                            =======  =======   =======    =======    =======
    Other - current. . .(k) $30,967  $ 6,164   $    83(f) $23,635(e)
                                                              221(g)
                                                              790(f) $12,568(m)
                            =======  =======   =======    =======    =======
    Other - non-current.(l) $22,652  $   110              $ 9,064(e)
                                                               82(f) $13,616
                            =======  =======   =======    =======    =======
YEAR ENDED DECEMBER 31, 1992
  Deducted from Asset
    Accounts:
    Allowance for
      Doubtful Accounts . . $ 3,582  $ 2,671   $   203(a) $ 1,617(b)
                                         855(n)               678(f)
                                                              363(d) $ 4,653
                            =======  =======   =======    =======    =======
    Reserves for Discon-
      tinued Operations.(l) $ 3,326  $ 3,968              $ 2,356(e) $ 4,938
                            =======  =======   =======    =======    =======
  Not Deducted from Asset
    Accounts:
    Insurance liabilities -
      current . . . . . . . $16,986  $10,950              $11,502(e) $16,434
                            =======  =======   =======    =======    =======
    Insurance liabilities -
      long term . . . . . . $19,743  $ 4,781              $12,534(e) $11,990
                            =======  =======   =======    =======    =======
    Other - current . . (k) $44,932  $16,932   $   806(f) $29,537(e)
                                                            1,848(f)
                                                              318(d) $30,967(m)
                            =======  =======   =======    =======    =======
    Other - non-current.(l) $15,055  $ 5,500   $ 5,422(f) $ 3,325(e) $22,652
                            =======  =======   =======    =======    =======

                             ROBERTSON-CECO CORPORATION         SCHEDULE VIII
                          VALUATION AND QUALIFYING ACCOUNTS         (Continued)
                                     (Thousands)
===============================================================================
       COLUMN A           COLUMN B        COLUMN C          COLUMN D   COLUMN E
- - -------------------------------------------------------------------------------
                                         ADDITIONS
                          BALANCE   ----------------------             BALANCE
                            AT      CHARGED TO  CHARGED TO               AT
                         BEGINNING  COSTS AND     OTHER      DEDUC-    END OF
     DESCRIPTION         OF PERIOD   EXPENSES    ACCOUNTS    TIONS     PERIOD
- - -------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1991
  Deducted from Asset
    Accounts:
    Allowance for
      Doubtful Accounts . . $ 4,282  $ 3,684    $   89(a) $ 2,134(b)
                                                            2,334(c)
                                                                5(d) $ 3,582
                            =======  =======   =======    =======    =======
    Reserves for Discon-
      tinued Operations . . $ 2,264  $ 4,000              $ 2,938(e) $ 3,326
                            =======  =======   =======    =======    =======
  Not Deducted from Asset
    Accounts:
    Insurance liabilities -
      current . . . . . . . $12,555  $42,179              $37,748(e) $16,986
                            =======  =======   =======    =======    =======
    Insurance liabilities -
      long term . . . . . . $24,563                       $ 4,820(e) $19,743
                            =======  =======   =======    =======    =======
    Other - current . . . . $31,931  $44,606              $ 1,209(c)
                                                           20,105(e)
                                                           10,220(f)
                                                               72(d) $44,931
                            =======  =======   =======    =======    =======
    Other - non-current . . $ 7,190  $ 6,094   $ 1,771(f) $   -      $15,055
                            =======  =======   =======    =======    =======


NOTES:

(a) Represents recovery of accounts receivable previously written off as uncollectible.
(b) Accounts receivable written off as uncollectible.
(c) Transfer to net assets held for sale.
(d) Other adjustments.
(e) Represents charges to the accounts for their intended purposes.
(f) Represents transfer of reserves.
(g) Represents reserves of sold business.
(j) The reserves are included in the captions "Other Current Assets and Other Non-Current Assets" in the Consolidated Balance Sheets.
(k) The reserves are included in the caption "Other Accrued Liabilities" in the Consolidated Balance Sheets.
(l) The reserves are included in the caption "Reserves and Other Liabilities" in the Consolidated Balance Sheets.
(m) The reserves include warranty and backcharge reserves, reserves for restructuring, and job loss reserves of $1,895 and $1,574 at December 31, 1993 and 1992, respectively, included in the caption "Other Accrued Liabilities" in the Consolidated Balance Sheets. See Notes to Consolidated Financial Statements.
(n) Included in the income statement in the caption "Restructuring expense (income)-net."

                         ROBERTSON-CECO CORPORATION             SCHEDULE IX
                           SHORT-TERM BORROWINGS
                                (Thousands)

- - ---------------------------------------------------------------------------
COLUMN A        COLUMN B   COLUMN C   COLUMN D     COLUMN E     COLUMN F
- - ---------------------------------------------------------------------------
                                       MAXIMUM      AVERAGE     WEIGHTED
CATEGORY OF                WEIGHTED    AMOUNT       AMOUNT      AVERAGE
 AGGREGATE       BALANCE   AVERAGE   OUTSTANDING  OUTSTANDING   INTEREST
 SHORT-TERM     AT END OF  INTEREST   DURING THE  DURING THE  RATE DURING
BORROWINGS(a)    PERIOD      RATE      PERIOD     PERIOD (b)  THE PERIOD(c)
- - ---------------------------------------------------------------------------
YEAR-ENDED
  DECEMBER 31, 1993
  Short-term
    bank loans    $ 1,054    13.07%     $ 8,683     $ 5,533       13.01%
                  =======    ======     =======     =======       ======

YEAR-ENDED
  DECEMBER 31, 1992
  Short-term
    bank loans    $ 8,024     8.77%     $14,627     $11,582       15.93%
                  =======    ======     =======     =======       ======

YEAR ENDED
  DECEMBER 31, 1991
  Short-term
    bank loans    $13,766    11.52%     $24,056     $17,401       15.15%
                  =======    ======     =======     =======       ======




NOTES:

(a) The Company and its subsidiaries have various short-term borrowing arrangements with foreign banks that include no material commitment fees. These arrangements are generally reviewed annually with the banks and adjusted as appropriate.

(b) The average amount of short-term borrowings outstanding represents an average of borrowings prevailing at each month end. Short-term borrowings of foreign subsidiaries are translated at current exchange rates.

(c) The weighted average interest rate during the year was computed by dividing the actual interest expense by average short-term debt outstanding. Interest expense related to foreign subsidiary borrowings is translated at average rates.

                                                                      SCHEDULE X
                      ROBERTSON-CECO CORPORATION
              SUPPLEMENTARY INCOME STATEMENT INFORMATION
                              (Thousands)
- - ----------------------------------------------------------------------
          COLUMN A                                COLUMN B
- - ----------------------------------------------------------------------
                                         CHARGED TO COSTS AND EXPENSES
                                             YEAR ENDED DECEMBER 31
            ITEM                        1993      1992      1991
- - ----------------------------------------------------------------------
Maintenance and repairs from
   continuing operations . . . . . . . $3,146    $3,495    $9,504
                                       ======    ======    ======







































NOTE - Other items have not been shown either because they have been included in the Consolidated Financial Statements or because the individual amounts do not exceed 1% of total revenues from continuing operations.

                      Report of Independent Accountants on
                         Financial Statement Schedules









To the Board of Directors
of Robertson-Ceco Corporation




Our audit of the consolidated financial statements referred to in our report dated March 30, 1994 appearing on page 58 of the 1993 Annual Report on Form 10-K of Robertson-Ceco
Corporation also included an audit of the Financial Statement Schedules which are as of and for the year ended December 31, 1993 listed in Item 14(a) of this Form 10-K.
In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse

Price Waterhouse
Boston, Massachusetts
March 30, 1994

                                 Exhibit Index

Exhibit                                                    Sequential  No.
                          Description                      Page No.


3.1 Registrant's Second Restated Certificate of Incorporation, effective July 23, 1993, filed as Exhibit 3 to Registrant's report on Form 8-K dated July 14, 1993 (File No. 1-10659),
           and incorporated herein by reference thereto     .    .    .


3.2 Bylaws of Registrant, effective November 8, 1990, and as Amended on November 12, 1991, August 27, 1992 and December
          16, 1993  .    .    .    .    .    .    .    .    .     77

4.1       Registrant's Second Restated Certificate of Incorporation,
          effective July 23, 1993 referred to in Exhibit 3.1 above    .

4.2 Bylaws of Registrant, effective November 8, 1990, and as Amended on November 12, 1991, August 27, 1992 and December
          16, 1993 referred to in Exhibit 3.2 above    .    .    .    .

4.3       Indenture, dated December 9, 1986, by and between M C Co.
          (a predecessor of Registrant) and Mellon Bank, N.A.
          relating to Ceco Industries, Inc. 15.5% Discount
          Subordinated Debentures Due 2000 filed as Exhibit 4(b) to Ceco Industries, Inc.'s report on Form 10-K for the year ended December 31, 1986 (File No. 33-10181), and
          incorporated herein by reference thereto     .    .    .    .

4.4 First Supplemental Indenture, dated as of December 9, 1986 between M C Co. (a predecessor of Registrant) and Mellon Bank, N.A. filed as Exhibit 4.5 to Registration Statement of The Ceco Corporation on Form S-4, Registration No. 33-
          37020, and incorporated herein by reference thereto    .    .

4.5 Second Supplemental Indenture, dated November 8, 1990, between Registrant and Bank One, Columbus, N.A. (as successor Trustee to Mellon Bank, N.A.) filed as Exhibit
          4.6 to Registrant's report on Form 8-K dated as of November 8, 1990 (File No. 1-10659), and incorporated herein by
          reference thereto   .    .    .    .    .    .    .    .

4.6 Third Supplemental Indenture, dated July 14, 1993, between Registrant and Bank One, Columbus, N.A. (as successor
          Trustee to Mellon Bank, N.A.) filed as Exhibit 2 to
          Registrant's report on Form 8-K (File No. 1-10659) dated
          July 14, 1993, and incorporated herein by reference thereto .

4.7       Amended and Restated Stockholders Agreement dated as of
          July 12, 1990 by and among the principal stockholders of
          Ceco Industries, Inc., H.H. Robertson Company and
          Registrant (formerly known as The Ceco Corporation) filed
          as Exhibit 4.2 to Registration Statement of The Ceco Corporation on Form S-4, Registration Statement No. 33
          -37020, and incorporated herein by reference thereto   .    .

4.8 Stock Purchase Agreement and related Registration Rights Agreement dated as of June 8, 1990 by and among H.H. Robertson Company, Ceco Industries, Inc. and Frontera S.A. filed as Exhibit 10(a) to Ceco Industries, Inc.'s report on Form 8-K (File No. 33-10181), dated as of June 5, 1990, and
          incorporated herein by reference thereto     .    .    .    .

4.9 Agreement, dated as of June 8, 1990, by and among Frontera S.A., First City Financial Corporation Ltd., Hornby Trading Inc., Frill Trading Inc., the principal stockholders of Ceco Industries, Inc. and H.H. Robertson Company and related letter agreement dated as of June 8, 1990, among the principal stockholders of Ceco Industries, Inc., and Frontera S.A. filed as Exhibit 28(b) to Ceco Industries, Inc.'s report on Form 8-K (File No. 33-10181), dated as of June 5, 1990, and incorporated herein by
          reference thereto   .    .    .    .    .    .    .    .

4.10 Warrant Agreement, dated December 9, 1986, by and among Registrant (formerly known as The Ceco Corporation), Ceco Industries, Inc. (a predecessor of Registrant) and Continental Illinois National Bank and Trust Company of Chicago (now known as Continental Bank N.A.), filed as
          Exhibit 4(c) to Ceco Industries, Inc.'s Form 10-K (File No. 33-10181), for the year ended December 31, 1986, and incorporated herein by reference thereto together with Supplement to Warrant Agreement dated as of November 8, 1990 between Registrant and Continental Bank, N.A. filed as Exhibit 4.6 to Registrant's report on Form SE (File No. 1-10659), dated November 16, 1990, and incorporated
          herein by reference thereto   .    .    .    .    .    .

4.11 Registration Rights Agreement, dated December 9, 1986, by and among Registrant (formerly known as The Ceco Corporation), Ceco Industries, Inc., and the Purchasers listed on the Signature Pages of the Purchase Agreement dated December 9, 1986, between the Ceco Corporation, Ceco Industries, Inc., and the Purchasers of the Subordinated Notes of The Ceco Corporation and the Warrants of Ceco Industries, Inc. filed as Exhibit 4(d) to Ceco Industries, Inc.'s Form 10-K (File No. 33-10181), for the year ended December 31, 1986, and incorporated herein by reference
          thereto   .    .    .    .    .    .    .    .    .

4.12 Registration Rights Agreement dated May 17, 1993 by and among the Registrant and Sage RHH filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-4, Registration Statement No. 33-58818, and incorporated
          herein by reference thereto   .    .    .    .    .    .

4.13      Registration Rights Agreement dated November 23, 1993 by
          and among the Registrant and Foothill Capital Corporation   .     92

4.14      Registration Rights Agreement dated December 14, 1993 by
          and among the Registrant and Heico Acquisitions, Inc.  .    .    102

4.15 Indenture dated as of July 14, 1993 among the Registrant and IBJ Schroder Bank and Trust Company, Trustee, relating to the Registrant's 10-12% Senior Subordinated Notes due
          1999 together with specimen certificate therefor filed as
          Exhibit 1 to the Registrant's report on Form 8-K (File No. 1-10659), dated July 14, 1993, and incorporated herein by
          reference thereto   .    .    .    .    .    .    .    .

4.16 Specimen certificate for Common Stock, par value $.01 per share, of Registrant filed as Exhibit 4.9 to the Registration Statement of The Ceco Corporation on Form S-4, Registration No. 33-37020, and incorporated herein by
          reference thereto   .    .    .    .    .    .    .    .

10.1 Borrower Security Agreement dated as of November 8, 1990 by Registrant in favor of Wells Fargo Bank, N.A., as Agent, filed as Exhibit 10.6 to Registrant's report on Form 10-K for the year ended December 31, 1990 (File No. 1-10659),
          and incorporated herein by reference thereto .    .    .

10.2 Subsidiary Security Agreement dated as of November 8, 1990 among Ceco Dallas Co., Ceco Houston Co., Ceco San Antonio Co., M C Durham Co., M C Wathena Co., M C Windsor Co., Meyerland Co., R.P.M. Erectors, Inc. and Quantum Constructors, Inc. in favor of Wells Fargo Bank, N.A., as Agent, filed as Exhibit 10.7 to Registrant's report on Form 10-K for the year ended December 31, 1990 (File No. 1-
          10659), and incorporated herein by reference thereto   .    .

10.3 Subsidiary Guarantee dated as of November 8, 1990 among Ceco Dallas Co., Ceco Houston Co., Ceco San Antonio Co.,
          M C Durham Co., M C Wathena Co., M C Windsor Co., Meyerland Co., R.P.M. Erectors and Quantum Constructors, Inc. in favor of Wells Fargo Bank, N.A. as Agent, filed as Exhibit
          10.8 to Registrant's report on Form 10-K for the year ended December 31, 1990 (File No. 1-10659), and incorporated
          herein by reference thereto   .    .    .    .    .    .

10.4 Underwriting and Continuing Indemnity Agreement dated November 8, 1990 among the Registrant, R.P.M. Erectors,
          Inc., Quantum Constructors, Inc., H.H. Robertson (U.K.) Limited and Reliance Insurance Company, United Pacific Insurance Company and Planet Insurance Company, filed as
          Exhibit 10.20 to Registrant's report on Form 10-K for the year ended December 31, 1990 (File No. 1-10659), and
          incorporated herein by reference thereto     .    .    .    .

10.5 Intercreditor Agreement dated as of November 8, 1990 between Wells Fargo Bank, N.A., as Agent and Reliance Insurance Company, filed as Exhibit 10.19 to Registrant's report on Form 10-K for the year ended December 31, 1990 (File No. 1-10659), and incorporated herein by reference
          thereto   .    .    .    .    .    .    .    .    .

10.6 1976 Option Plan of H.H. Robertson Company (a predecessor of Registrant), as adopted and approved by H.H. Robertson Company's shareholders on May 2, 1978 and on May 6, 1980 and as further amended by H.H. Robertson Company's Board of Directors on August 11, 1981, February 9, 1982 and September 14, 1982, filed as Exhibit 10.5 to the report of H.H. Robertson Company on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-5697), and incorporated
          herein by reference thereto   .    .    .    .    .    .

10.7 1986 Stock Option Plan of H.H. Robertson Company (a predecessor of Registrant), as adopted and approved by H.H. Robertson Company's shareholders on May 6, 1986, as amended by H.H. Robertson Company's Board of Directors on March 24, 1987 and as further amended by H.H. Robertson Company's Board of Directors on February 22, 1989, filed as Exhibit 19 to the report of H.H. Robertson Company on Form 10-Q of

          H.H. Robertson Company for the quarter ended September
          30,1989, (File No. 1-5697), and incorporated herein by
          reference thereto   .    .    .    .    .    .    .    .

10.8 Text of Executive Separation Plan of H.H. Robertson Company (a predecessor of Registrant) effective May 1, 1989, filed as Exhibit 19 to H.H. Robertson Company's report on Form 10-Q for the quarter ended June 30, 1989 (File No. 1-5697),
          and incorporated herein by reference thereto .    .    .

10.9 Agreement and Purchase of Sale of Assets by and between United Dominion Industries, Inc., and Robertson-Ceco Corporation dated December 20, 1991, with letter amendment dated January 24, 1992, filed as Exhibit 2.1 to Registrant's report on Form 8-K dated as of February 3, 1992 (File No. 1-10659), and incorporated herein by reference thereto .

10.10 Loan and Security Agreement dated as of April 12, 1993 between the Registrant and Foothill Capital Corporation, filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-4, Registration Statement No. 33-58818,
          and incorporated herein by reference thereto .    .    .

10.11 Amendment No. 1 to Loan and Security Agreement dated April 30, 1993 between the Registrant and Foothill Capital
          Corporation, filed as Exhibit 10.16 to Registrant's
          Registration Statement on Form S-4, Registration Statement
          No. 33-58818, and incorporated herein by reference thereto  .

10.12 Consulting and Services Agreement dated as of September 15, 1992 between Registrant and Sage Capital Corporation, filed as Exhibit 10.17 to the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1992 (File No. 1-
          10659), and incorporated herein by reference thereto   .    .

10.13 Amended and Restated Consulting and Services Agreement dated as of July 15, 1993 between Registrant and Sage
          Capital Corporation .    .    .    .    .    .    .    113

10.14 Continuing Guaranty dated as of April 30, 1993 between M C Durham Co. & Foothill Capital Corporation, filed as Exhibit
          10.19 to the Registrant's Registration Statement on Form
          S-4, Registration Statement No. 33-58818, and incorporated
          herein by reference thereto.  .    .    .    .    .    .

10.15 Continuing Guaranty dated as of April 30, 1993 between Ceco-San Antonio Co. and Foothill Capital Corporation, filed as Exhibit 10.20 to the Registrant's Registration Statement on Form S-4, Registration Statement No. 33-58818,
          and incorporated herein by reference thereto .    .    .

10.16 Continuing Guaranty dated as of April 30, 1993 between Meyerland Co. and Foothill Capital Corporation, filed as
          Exhibit 10.21 to the Registrant's Registration Statement
          on Form S-4, Registration Statement No. 33-58818, and
          incorporated herein by reference thereto     .    .    .    .

10.17 Security Agreement - Stock Pledge (Domestic Subsidiaries) dated as of April 30, 1993 between the Registrant and
          Foothill Capital Corporation, filed as Exhibit 10.22 to
          the Registrant's Registration Statement on Form S-4,
          Registration Statement No. 33-58818, and incorporated
          herein by reference thereto   .    .    .    .    .    .

10.18 Security Agreement - Stock Pledge (Foreign Subsidiaries) dated as of April 30, 1993 between the Registrant and
          Foothill Capital Corporation, filed as Exhibit 10.23 to
          the Registrant's Registration Statement on Form S-4,
          Registration Statement No. 33-58818, and incorporated
          herein by reference thereto   .    .    .    .    .    .

10.19 Intercreditor Agreement dated as of April 30, 1993 among the Registrant, Foothill Capital Corporation and Wells
          Fargo Bank, N.A., filed as Exhibit 10.24 to the Registrant's Registration Statement on Form S-4, Registration Statement No. 33-58818, and incorporated herein by reference thereto .

10.20 Intercreditor Agreement dated as of April 30, 1993 among Foothill Capital Corporation, Reliance Insurance Co.,
          United Pacific Insurance Company, Planet Insurance Company and the Registrant, filed as Exhibit 10.25 to the Registrant's Registration Statement on Form S-4,
          Registration Statement No. 33-58818, and incorporated herein
          by reference thereto     .    .    .    .    .    .    .

10.21 Asset Purchase and Stock Subscription Agreement among Heico Acquisitions, Inc., Registrant and Robertson Espanola, S.A. dated December 2, 1993, filed as Exhibit 28 to Registrant's report on Form 8-K dated December 14, 1993 (File No.
          1-10659), and incorporated herein by reference thereto .    .

10.22          Employment Agreement between Registrant and Denis N.
          Maiorani dated July 15, 1993  .    .    .    .    .    .    115

10.23          Employment Agreement between Registrant and Andrew G. C.
          Sage, II dated July 15, 1993  .    .    .    .    .    .    122

10.24 Agreement Regarding Debtor in Possession Financing and Use of Cash Collateral dated as of April 30, 1993 among the Registrant, Foothill Capital Corporation and Wells Fargo
          Bank, N.A., filed as Exhibit 10.28 to Registrant's report
          on Form 8-K dated December 14, 1993 (File No. 1-10659), and
          incorporated herein by reference thereto     .    .    .    .

10.25 Letter of Credit by and among Registrant, Wells Fargo Bank, N.A. and Foothill Capital Corporation dated as of April 30, 1993, filed as Exhibit 10.29 to Registrant's report on Form
          8-K dated December 14, 1993 (File No. 1-10659), and
          incorporated herein by reference thereto     .    .    .    .

10.26 Amended and Restated 1991 Long Term Incentive Plan, filed as Exhibit 4.1 to Registrant's Form S-8 Registration
          Statement No. 33-51665 dated December 22, 1993, and
          incorporated herein by reference thereto     .    .    .    .

10.27 Agreement by and among Registrant, Capella Investments Limited and H. H. Robertson (U.K.) Limited dated November 9, 1993, filed as Exhibit 2.1 to the Registrant's report on Form 8-K dated November 22, 1993, and incorporated herein
          by reference thereto.    .    .    .    .    .    .    .

10.28          Indenture, dated December 9, 1986, by and between M C Co.
          (a predecessor of Registrant) and Mellon Bank, N.A.
          relating to Ceco Industries, Inc. 15.5% Discount
          Subordinated Debentures Due 2000 referred to in Exhibit 4.3
          above     .    .    .    .    .    .    .    .    .    .

10.29 First Supplemental Indenture, dated as of December 9, 1986 between M C Co. (a predecessor Registrant) and Mellon Bank,
          N.A. referred to in Exhibit 4.4 above   .    .    .    .

10.30 Second Supplemental Indenture, dated November 8, 1990, between Registrant and Bank One, Columbus, N.A. (as successor Trustee to Mellon Bank, N.A.) referred to in
          Exhibit 4.5 above   .    .    .    .    .    .    .    .

10.31 Third Supplemental Indenture, dated July 14, 1993, between Registrant and Bank One, Columbus, N.A. (as successor
          Trustee to Mellon Bank, N.A.) referred to in Exhibit 4.6
          above     .    .    .    .    .    .    .    .    .    .

10.32 Amended and Restated Stockholders Agreement dated as of July 12, 1990 by and among the principal stockholders of Ceco Industries, Inc., H.H. Robertson Company and Registrant (formerly known as The Ceco Corporation) referred to in
          Exhibit 4.7 above   .    .    .    .    .    .    .    .

10.33 Stock Purchase Agreement and related Registration Rights Agreement dated as of June 8, 1990 by and among H.H.
          Robertson Company, Ceco Industries, Inc. and Frontera S.A.
          referred to in Exhibit 4.8 above   .    .    .    .    .

10.34 Agreement, dated as of June 8, 1990, by and among Frontera S.A., First City Financial Corporation Ltd., Hornby Trading Inc., Frill Trading Inc., the principal stockholders of
          Ceco Industries, Inc. and H.H. Robertson Company and
          related letter agreement dated as of June 8, 1990, among
          the principal stockholders of Ceco Industries, Inc., and
          Frontera S.A. referred to in Exhibit 4.9 above    .    .    .

10.35 Warrant Agreement, dated December 9, 1986, by and among Registrant (formerly known as The Ceco Corporation), Ceco Industries, Inc. (a predecessor of Registrant) and Continental Illinois National Bank and Trust Company of Chicago (now known as Continental Bank N.A.) referred to in
          Exhibit 4.10 above  .    .    .    .    .    .    .

10.36 Supplement dated as of November 8, 1990 to Warrant Agreement referred to in Item 4.5 above between Registrant and Continental Bank, N.A. referred to in Exhibit 4.10
          above     .    .    .    .    .    .    .    .    .    .

10.37 Registration Rights Agreement, dated December 9, 1986, by and among Registrant (formerly known as The Ceco
          Corporation), Ceco Industries, Inc., and the Purchasers
          listed on the Signature Pages of the Purchase Agreement
          dated December 9, 1986, between the Ceco Corporation,
          Ceco Industries, Inc., and the Purchasers of the Subordinated Notes of The Ceco Corporation and the Warrants of Ceco
          Industries, Inc. referred to in Exhibit 4.11 above     .    .

10.38 Registration Rights Agreement dated May 17, 1993 by and among the Registrant and Sage RHH referred to in Exhibit
          4.12 above     .    .    .    .    .    .    .    .    .

10.39 Registration Rights Agreement dated November 23, 1993 by and among the Registrant and Foothill Capital Corporation
          referred to in Exhibit 4.13 above  .    .    .    .    .

10.40 Registration Rights Agreement dated December 14, 1993 by and among the Registrant and Heico Acquisitions, Inc.
          referred to in Exhibit 4.14 above  .    .    .    .    .

10.41 Indenture dated as of July 14, 1993 among the Registrant and IBJ Schroder Bank and Trust Company, Trustee, relating to the Registrant's 10-12% Senior Subordinated Notes due 1999 together with specimen certificate therefor referred to in
          Exhibit 4.15 above  .    .    .    .    .    .    .

10.42 Specimen certificate for Common Stock, par value $.01 per share, of Registrant referred to in Exhibit 4.16 above .

11        Statement re Computation of Earnings (Loss) Per Common
          Share     .    .    .    .    .    .    .    .    .    .    129

16 Letter dated September 20, 1993 from Deloitte & Touche to the Securities and Exchange Commission filed as Exhibit 16 to Registrant's report on Form 8-K dated September 14, 1993 (File No. 1-10659), and incorporated herein by reference
          thereto   .    .    .    .    .    .    .    .    .

21        List of subsidiaries of Registrant .    .    .    .    .    131

23.1      Consent of Deloitte & Touche  .    .    .    .    .    .    132

23.2      Consent of Price Waterhouse   .    .    .    .    .    .    133