Form 10-Q
period 1994-03-31
ROBERTSON CECO CORP
filed 1994-05-13
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[  x  ]   Quarterly report under Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

For the quarterly period ended March 31, 1994
                               --------------
                                       OR
[     ]   Transition report pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number     1-10659
                           -------

                           ROBERTSON-CECO CORPORATION
- - -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                            36-3479146
     ----------------------------------        --------------------
     (State or other jurisdiction              (I.R.S. Employer
      of incorporation or organization)         Identification No.)

    222 Berkeley Street, Boston, Massachusetts             02116
- - ----------------------------------------------------      -------
       (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:    617-424-5500
                                                       ------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes     X       No
                                              --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding at April 30, 1994
- - --------------------------------------- -------------------------------
Common Stock, par value $0.01 per share              16,287,581

                       ROBERTSON-CECO CORPORATION

                                   Form 10-Q
                                   ---------

                    For Quarter Ended March 31, 1994
                    --------------------------------

                                  INDEX
                                  =====

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets --
               March 31, 1994 and December 31, 1993. . . . . . . . .3

          Condensed Consolidated Statements of Operations
               And Retained Earnings (Deficit) -- Three
               Months Ended March 31, 1994 and 1993. . . . . . . . .      5

          Condensed Consolidated Statements of Cash Flows --
               Three Months Ended March 31, 1994 and 1993. . . . . .7

          Notes to Condensed Consolidated Financial
               Statements. . . . . . . . . . . . . . . . . . . . . .9

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . .     15


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .     23

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .     23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . .     26

                      ITEM 1. FINANCIAL STATEMENTS
                       ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                   (In thousands, except share data)
                              (Unaudited)

                                          March 31       December 31
                                            1994             1993
                                        ------------     -----------
         -- ASSETS --
CURRENT ASSETS:
    Cash and cash equivalents. . . . . .  $  4,760       $ 15,666
    Restricted cash. . . . . . . . . . .     2,525          3,138
    Accounts and notes receivable, net .    53,413         58,062
                                          --------       --------
    Inventories:
       Work in process . . . . . . . . .     9,654          6,851
       Material and supplies . . . . . .    13,123         14,566
                                          --------       --------
       Total inventories . . . . . . . .    22,777         21,417
                                          --------       --------
    Other current assets . . . . . . . .     4,066          3,218
                                          --------       --------
       Total current assets. . . . . . .    87,541        101,501
                                          --------       --------
PROPERTY - at cost . . . . . . . . . . .    64,015         62,731

    Less accumulated depreciation. . . .    30,772         29,658
                                          --------       --------
       Property, net . . . . . . . . . .    33,243         33,073
                                          --------       --------
ASSETS HELD FOR SALE . . . . . . . . . .     4,062          4,289
                                          --------       --------
EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED BUSINESSES - NET. . . . . .    28,888         29,094
                                          --------       --------
OTHER NON-CURRENT ASSETS . . . . . . . .    12,722         13,866
                                          --------       --------
    TOTAL ASSETS . . . . . . . . . . . .  $166,456       $181,823
                                          ========       ========




       See Notes to Condensed Consolidated Financial Statements.

                      ROBERTSON-CECO CORPORATION
           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
           -------------------------------------------------
                   (In thousands, except share data)
                              (Unaudited)

                                             March 31    December 31
                                               1994          1993
                                           ------------  -----------

         -- LIABILITIES --
CURRENT LIABILITIES:
    Loans payable. . . . . . . . . . . . . .  $  3,115    $   1,054
    Current portion of long-term debt. . . .       374          390
    Accounts payable, principally trade. . .    26,524       36,480
    Insurance liabilities. . . . . . . . . .    11,607       11,225
    Other accrued liabilities. . . . . . . .    45,515       47,644
                                             ---------    ---------
    Total current liabilities. . . . . . . .    87,135       96,793

LONG-TERM DEBT, less current
  portion. . . . . . . . . . . . . . . . . .    45,043       45,084
LONG-TERM INSURANCE LIABILITIES. . . . . . .    13,961       14,770
LONG-TERM PENSION LIABILITIES. . . . . . . .    17,507       16,881
RESERVES AND OTHER LIABILITIES . . . . . . .    25,012       24,958
                                             ---------    ---------
TOTAL LIABILITIES. . . . . . . . . . . . . .   188,658      198,486
                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock, par value $0.01 per share.       162          163
    Capital surplus. . . . . . . . . . . . .   172,505      172,682
    Warrants . . . . . . . . . . . . . . . .     6,042        6,042
    Retained earnings (deficit). . . . . . .  (183,030)    (177,519)
    Excess of additional pension liability
      over unrecognized prior service cost .    (8,139)      (8,139)
    Deferred compensation. . . . . . . . . .    (1,337)      (1,551)
    Foreign currency translation adjustments    (8,405)      (8,341)
                                             ---------    ---------
      Stockholders' equity (deficiency). . .   (22,202)     (16,663)
                                             ---------    ---------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY (DEFICIENCY)              $ 166,456 $ 181,823
                                             =========    =========

        See Notes to Condensed Consolidated Financial Statements.

                                   -4-

                     ROBERTSON-CECO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF
                OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                ------------------------------------------
                  (In thousands, except per share data)
                                (Unaudited)

                                                         Three Months Ended
                                                                   March 31
                                                         ------------------
                                                  1994     1993
                                               --------  --------
REVENUES:
   Net product sales . . . . . . . . . . .     $ 56,818   $54,720
   Construction and other
      services . . . . . . . . . . . . . .       19,160    25,711
                                               --------  --------
      Total. . . . . . . . . . . . . . . .       75,978    80,431
                                               --------  --------
COSTS AND EXPENSES:
   Product costs . . . . . . . . . . . . .       51,101    48,629
   Construction and other services . . . .       16,173    22,558
                                               --------  --------
      Cost of sales. . . . . . . . . . . .       67,274    71,187
   Selling, general and
     administrative. . . . . . . . . . . .       12,410    14,523
   Restructuring expense . . . . . . . . .          900       -
                                               --------  --------
      Total. . . . . . . . . . . . . . . .       80,584    85,710
                                               --------  --------
OPERATING INCOME (LOSS). . . . . . . . . .       (4,606)             (5,279)
                                               --------  --------
OTHER INCOME (EXPENSE):
   Interest expense. . . . . . . . . . . .       (1,134)   (3,581)
   Other income (expense) - net. . . . . .          289       275
                                               --------  --------
      Total. . . . . . . . . . . . . . . .         (845)   (3,306)
                                               --------  --------
LOSS BEFORE PROVISION FOR TAXES
  ON INCOME. . . . . . . . . . . . . . . .       (5,451)   (8,585)
PROVISION FOR TAXES ON INCOME. . . . . . .           60        30
                                               --------  --------
NET LOSS . . . . . . . . . . . . . . . . .     $ (5,511) $ (8,615)
                                               ========  ========


        See Notes to Condensed Consolidated Financial Statements.


                        ROBERTSON-CECO CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF
          OPERATIONS AND RETAINED EARNINGS (DEFICIT) (CONTINUED)
          ------------------------------------------------------
                  (In thousands, except per share data)
                                 (Unaudited)


                                                           Three Months
                                                          Ended March 31
                                                        ----------------------
                                                 1994        1993
                                              ----------  ----------

RETAINED EARNINGS(DEFICIT)
   AT BEGINNING OF PERIOD. . . . . . . . .    $(177,519)  $(156,583)
NET LOSS . . . . . . . . . . . . . . . . .       (5,511)     (8,615)
                                              ---------   ---------
RETAINED EARNINGS (DEFICIT)
   AT END OF PERIOD. . . . . . . . . . . .    $(183,030)  $(165,198)
                                              =========   =========

NET LOSS PER COMMON SHARE. . . . . . . . .    $    (.35)  $   (9.85)
                                              =========   =========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING . . . . . . .       15,773         881
                                              =========   =========

DIVIDENDS PER PREFERRED STOCK SHARE. . . .    $     -     $     .11
                                              =========   =========






















        See Notes to Condensed Consolidated Financial Statements.



                        ROBERTSON-CECO CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                              (In thousands)
                                (Unaudited)

                                                            Three Months
                                                            Ended March 31
                                                            ---------------------
                                                    1994        1993
                                                 ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss . . . . . . . . . . . . . . . . . . . . . .          $ (5,511)$ (8,615)
Adjustments to reconcile net loss to
   net cash provided by (used for) operating
   activities:
      Depreciation and amortization. . . . . . . . .  1,315      1,371
      Amortization of discount on debentures
        and debt issuance costs. . . . . . . . . . .    308         90
      Provisions for:
        Bad debts and losses on erection
          contracts. . . . . . . . . . . . . . . .      414        595
        Rectification and other costs. . . . . . .      530        182
        Restructuring expense. . . . . . . . . . .      900        -
      Changes in assets and liabilities, net
        of divestitures:
        Decrease in accounts and notes
          receivable . . . . . . . . . . . . . . .    4,956     13,371
        (Increase) decrease in inventories . . . .   (1,261)    (2,307)
        (Increase) decrease in restricted
          cash . . . . . . . . . . . . . . . . . .      613      5,175
        Increase(decrease) in accounts payable,
          principally trade. . . . . . . . . . . .  (10,027)    (5,807)
        Decrease in other current liabilities. . .   (3,528)    (5,647)
        Net changes in other assets
          and liabilities. . . . . . . . . . . . .   (1,020)    (1,716)
                                                   --------   --------
      Net cash used for operating activities . . .  (12,311)    (3,308)
                                                   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . .   (1,145)      (795)
Proceeds from sales of property, plant and
   equipment . . . . . . . . . . . . . . . . . . .       41         52
Proceeds from sales of assets held for sale. . . .      550        -
                                                   --------   --------
      Net cash provided by (used for)
        investing activities . . . . . . . . . . . $   (554)  $   (743)
                                                   --------   --------

        See Notes to Condensed Consolidated Financial Statements.

                        ROBERTSON-CECO CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
        -----------------------------------------------------------
                              (In thousands)
                                (Unaudited)

                                                               Three Months
                                                              Ended March 31
                                                            --------------------
                                                      1994       1993
                                                   ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) short-term
    borrowings . . . . . . . . . . . . . . . . . . $  1,973   $   (161)
Payments on long-term debt borrowings  . . . . . .      (88)      (384)
                                                   --------   --------
   Net cash provided by (used for)
      financing activities . . . . . . . . . . . .    1,885       (545)
                                                   --------   --------
Effect of foreign exchange rate changes on cash. .       74        -
                                                   --------   --------
   Net increase (decrease) in cash and
      cash equivalents . . . . . . . . . . . . . .  (10,906)    (4,596)
   Cash and cash equivalents - beginning of
      period . . . . . . . . . . . . . . . . . . .   15,666      7,220
                                                   --------   --------
   Cash and cash equivalents - end of period . . . $  4,760   $  2,624
                                                   ========   ========
SUPPLEMENTAL CASH FLOW DATA:
   Cash payments made for:
      Interest . . . . . . . . . . . . . . . . . . $  2,422   $    424
                                                   ========   ========
      Income taxes . . . . . . . . . . . . . . . . $    -     $    570
                                                   ========   ========















         See Notes to Condensed Consolidated Financial Statements.

                                     -8-

                  ROBERTSON-CECO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- - ----------------------------------------------------------------
1. BASIS OF PRESENTATION
   ---------------------

   In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994, and the results of operations and cash flows for the periods presented. All adjustments recorded during the period, other than the restructuring charge described in Note 2 and the favorable settlement of certain backcharge claims described in Note 5, consisted of normal recurring adjustments. Certain previously reported amounts have been reclassified to conform to the 1994 presentation.

   On July 23, 1993, a 1 for 16.5 reverse split (the "Reverse
   Split") of the Company's common stock became effective. All common stock share amounts and per share data presented herein are restated to reflect the Reverse Split.


2. CREDIT, LIQUIDITY AND RESTRUCTURING MATTERS
   -------------------------------------------

   On April 28, 1994, the Company entered into an agreement (the "Amendment") with Foothill Capital Corporation, the current lender under the Company's domestic credit facility (the "Credit Facility"), which under its terms, amended the Company's existing domestic credit facility by temporarily increasing the Company's maximum availability under the facility by $10 million from the current level of $35 million to $45 million through June 30, 1994 and expanded the definition of the borrowing base (upon which availability is determined) to include certain assets of the Company's Canadian operations. Under the terms of the Amendment, the Company has a one time option of extending the increase in the maximum availability to $45 million through November 30, 1994 and to $40.0 million through December 31, 1994.

   Availability under the terms of the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $166,667 per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under the term loan (each together the "Borrowing Base"). At March 31, 1994, the Borrowing Base was $28 million and was used

                                -9-
   to support $30.7 million of outstanding letters of credit which were used to support primarily the Company's workers' compensation and bonding programs. As of April 30, 1994, including the effect of the Amendment, the amount of the Borrowing Base was estimated to be $31.4 million and was used to support $28.9 million of letters of credit.

   At March 31, 1994, the Company had, on a worldwide basis, outstanding letters of credit and bank guarantees of $36.9 million and performance guarantees of $2.6 million. Of these amounts, approximately $24.5 million support liabilities which are recorded in the Company's balance sheet and $15 million relate primarily to letter of credit and other bank guarantees which are issued to support bonding programs.

   During the first quarter of 1994, the Company recorded a restructuring charge of $.9 million, reflecting primarily the cost of severances associated with specific workforce reductions at the Company's Building Products Group.


   Outlook
   -------

   Bookings and backlog at the Company's Metal Buildings Group, Concrete Construction Group and the Company's Asia/Pacific Building Products operations showed improvement throughout 1993 and have continued to improve in the first quarter of 1994. On a worldwide basis, adjusted for the effects of the sold U.K. Subsidiary, the Company's backlog at March 31, 1994 increased $40 million or 30% over the same period in 1993 and increased $20 million or 13% over December 31, 1993. The Company's North American and certain of the Company's European Building Products operations continue to be adversely affected by weak market conditions and severe competition and as a result are, at least in the near term, expected to continue to experience declines in revenue and incur operating losses. At each of the Building Products businesses which continue to operate unprofitably, the Company is evaluating various alternatives including potential sales and divestitures and has been and is continuing to implement restructuring and other actions.

   The Company expects that demands on its liquidity and credit resources will continue to be significant throughout most of 1994 as a result of the anticipated funding required for working capital and bonding requirements and funding requirements for restructuring programs, nonrecurring cash obligations and trailing liabilities associated with sold and discontinued businesses. The Company expects to meet these requirements through availability under domestic and foreign credit facilities, and to a lesser extent, through proceeds from asset sales. In addition, the Company is currently taking steps to

                                -10-
   preserve its cash and maximize its availability under its existing Credit Facility, including deferral of certain pension contributions and may consider restricting acceptance of certain projects which require bonding and thereby decrease the Company's credit availability. As a result of the current outlook for the U.S. and Asia/Pacific construction markets which is expected to continue to improve at least in the near term, along with the existing growth which has occurred in the Company's backlog, the Company is currently considering various options to improve its credit availability and liquidity, including potential sales or divestitures of existing businesses and restrictions on business growth or a combination of the above.


3. DISPOSITIONS
   ------------

   On November 9, 1993, the Company sold its United Kingdom subsidiary (the "U.K. Subsidiary") which operated as part of the Company's Building Products Group. The operating results and cash flows of the U.K. Subsidiary are included in the accompanying financial statements for the three months ended March 31, 1993 and excluded from the three months ended March 31, 1994. During the three months ended March 31, 1993, the U.K. Subsidiary recorded revenues and losses from continuing operations of $7.6 million and $(1.4) million, respectively.


4. OTHER CURRENT LIABILITIES
   -------------------------

   Other current liabilities consisted of the following:

                                          March 31    December 31
                                            1994          1993
                                                     ------------    -----------
                                                     (Thousands)

   Payroll and related benefits. . . . .   $10,824      $11,496
   Warranty and backcharge reserves. . .     4,747        4,634
   Deferred revenues . . . . . . . . . .     9,965        8,892
   Reserves for restructuring. . . . . .     5,455        6,039
   Accrued interest  . . . . . . . . . .       414        2,042
   Other . . . . . . . . . . . . . . . .    14,110       14,541
                                           -------      -------
      Total. . . . . . . . . . . . . . .   $45,515      $47,644
                                           =======      =======

                                 -11-
5. COMMITMENTS AND CONTINGENCIES
   -----------------------------


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

   In February of 1994, the Company settled certain backcharge and other claims related to a project which was substantially complete in 1989. In connection with this settlement, the Company received $1.7 million of cash and recorded a $1.2 million credit to Costs and Expenses - Construction & Other Services in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1994. Additionally, in May of 1994, the Company resolved and settled certain claims against the Company related to a curtainwall project located in Texas. The outcome of these settlements did not have a material adverse

                                -12-
   effect on the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 1994.

   The Company has been identified as a potentially responsible party by various federal and state authorities for clean-up at various waste disposal sites. While it is often difficult to reasonably quantify future environmental related expenditures, the Company has engaged various third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. Based upon currently available information, including the reports of third parties, management does not believe that the reasonably possible loss in excess of the amounts accrued would be material to the consolidated financial statements.

   The Company did not make its scheduled interest payments on its 15.5% Subordinated Debentures, due 2000, which were due on May 31, 1992, November 30, 1992, May 31, 1993 and November 30, 1993,
   and consequently was in default under the indenture. On February 15, 1994, the Company paid all past due interest, including interest on past due interest which in the aggregate approximated $1.8 million, thereby curing the event of default under the indenture.

   In connection with the sale of the Company's Door Business and certain of the Company's U.S. Building Products businesses which took place in the first quarter of 1992, the Company entered into a Letter of Credit and Reimbursement Agreement and an Escrow Agreement, whereby the purchaser provided the Company with a letter of credit to guarantee certain of the Company's workers' compensation and general insurance liabilities and the Company placed certain funds in escrow. At March 31, 1994, the amount of the outstanding letter of credit which was put in place by the purchaser was $3.0 million and the amount held in escrow by the Company was $1.6 million. Under the terms of the current agreement with the purchaser, the Company will have access to certain of the escrow cash based upon certain conditions, including reductions in the face amount of the letter of credit either through replacement of the purchaser's letter of credit by the Company or reductions in the letter of credit requirements which will occur through reduction of the underlying obligations. On February 2, 1994, based upon the Company's partial reduction and replacement of $1.2 million of the face amount of the purchaser's letter of credit, the Company was granted access to $1.1 million of cash which was recorded as restricted (current) at December 31, 1993.


                                -13-


6. PRO FORMA FINANCIAL INFORMATION
   -------------------------------

   On July 14, 1993, the Company completed an exchange offer for $63.7 million principal amount of the Company's 15.5% Subordinated Debentures, due 2000, and 500,000 shares of the Company's Preferred Stock (the "Exchange Offer"), and on November 9, 1993, the Company sold its U.K. Subsidiary (Note 3). The following pro forma information shows the effect of the Exchange Offer and the sale of the U.K. Subsidiary on the operating results of the first quarter of 1993, assuming that such transactions had occurred on January 1, 1993. These results are not necessarily indicative of what results would have been if such transactions had occurred on January 1, 1993 and are not necessarily indicative of the financial condition or results of operations for any future date or period. Since both of these transactions occurred prior to the beginning of the first quarter of 1994, no adjustments are required to the first quarter of 1994.

                                                  Three Months Ended
                                                  March 31
                                                   ---------------------
                                            1994        1993
                                         ---------    --------
                                                     (Pro forma)
                                                   (Thousands)


Revenue. . . . . . . . . . . . . . .      $75,978     $72,789
                                          =======     =======

Net Loss from Continuing
   Operations. . . . . . . . . . . .      $(5,511)    $(4,258)
                                          =======     =======

Net Loss Per Common Share. . . . . .      $  (.35)    $  (.39)
                                          =======     =======









                                 -14-



          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

RESULTS OF OPERATIONS
- - ---------------------

During the past several years, Robertson-Ceco Corporation (the "Company") has been adversely affected by the worldwide recession in the construction industry and as a result has incurred significant operating losses and has experienced severe liquidity problems. To address these problems the Company has developed and either implemented or is in the process of implementing a number of operational and financial restructuring plans for the Company, including reducing operating costs to meet current and expected levels of demand, liquidating or divesting of operations which do not meet the Company's strategic direction or where the amount of cash required to restructure the business exceeds the expected return within a reasonable period of time, and investing in remaining businesses, where appropriate, to realize their potential. In addition, there are currently a number of restructuring programs which are ongoing and under consideration including further reductions in work force levels and rationalization and restructuring through sales, redistribution or closure of businesses and facilities.

The Company operates primarily in the construction and commercial building sectors with a significant portion of the Company's revenues concentrated in North America and Europe. As a result, the Company considers its businesses to be seasonal in nature and operating results during the first quarter of each year are affected, in part, by the severity of weather conditions.

On November 9, 1993, the Company sold its U.K. Subsidiary (the "U.K. Subsidiary") which operated as part of the Company's Building Products Group. The operating results of the sold U.K. Subsidiary are included in the Company's statements of operations and cash flows for the quarter ended March 31, 1993 and are excluded for the quarter ended March 31, 1994.


Overview of Results of Operations
- - ---------------------------------

Revenues for the first quarter of 1994 of $76.0 million decreased $4.5 million or 5.5% from the first quarter of 1993. The decrease reflects the exclusion of the U.K. Subsidiary from the 1994 operating results, lower sales volumes at the Company's Building Products Group and Concrete Construction Group, offset in part by higher sales volumes at the Company's Metal Buildings Group. The Company's gross margin percentage was approximately 11.5% in both the first quarter of 1994 and 1993. The 1994 operating results

                                -15-
include a $1.2 million credit to costs and expenses resulting from the settlement of backcharges and other claims relating to a project which was substantially complete in 1989, which was offset by lower margins in the Company's Building Products Group.
Selling, general and administrative expenses decreased by $2.1 million in the first quarter of 1994 compared to the same quarter of 1993 primarily as a result of excluding the sold U.K. Subsidiary from the 1994 operating results. Excluding the effect of the sold U.K. Subsidiary, selling, general and administrative costs increased $.2 million in the first quarter of 1994 compared with 1993. The increase represents primarily higher selling and advertising costs at the Company's Metal Buildings Group, offset in part by reduced operating costs in the Company's Building Products and Concrete Construction Groups.

As further discussed below, during the first quarter of 1994, the Company recorded a restructuring charge of $.9 million reflecting primarily the cost of severances associated with workforce reductions at the Company's Building Products Group.

The net loss was $(5.5) million for the first quarter of 1994 compared with a net loss $(8.6) million for the first quarter of 1993.

The following sections highlight the Company's operating results on a segment basis and provide information on non-operating income and expenses.


Metal Buildings Group
- - ---------------------

Metal Buildings Group revenues increased by $11.2 million or 28% in the first quarter 1994 compared to the same period in 1993. The increase reflects primarily improved market conditions in the U.S. Operating income at the Metal Buildings Group was $.2 million in both the first quarter of 1994 and 1993. Operating profits during the first quarter of 1994 were negatively affected by higher material costs and higher selling and advertising costs associated in part with the development of international markets and higher sales levels.


Building Products Group
- - -----------------------

Building Products Group revenues decreased by $14.7 million or 55% in the first quarter of 1994 compared to the same period in 1993. The revenue decline is a result of excluding the sold U.K. Subsidiary which recorded $7.6 million of revenue during the first quarter of 1993, weak market conditions and pressure on selling prices at the Company's U.S., Canadian and European operations.

                                 -16-
For the quarter ended March 31, 1994, the Building Products Group recorded an operating loss of $(3.3) million compared with an operating loss of $(2.5) million in the first quarter of 1993. The 1994 operating loss includes a restructuring charge of $.9 million, reflecting primarily workforce reductions at the Company's U.S. operation which were taken to size the division to expected levels of demand. The 1993 operating loss includes operating losses of $(1.2) million attributable to the sold U.K. Subsidiary. Exclusive of the 1994 restructuring charge and the operating losses of the sold U.K. Subsidiary, the first quarter operating losses of the Building Products Group would have been $(2.4) million in 1994 compared with $(1.3) million in 1993. The increase in operating losses is primarily a result of the weak market conditions and lower revenues at the Company's U.S., Canadian and European operations.


Concrete Construction Group
- - ---------------------------

Concrete Construction Group revenues in the first quarter of 1994 decreased $.9 million or 7% in relation to the first quarter of 1993. The decline in revenues reflects primarily the impact of adverse weather conditions which hindered and delayed the execution of certain projects. For the quarter ended March 31, 1994, the Concrete Construction Group reported operating income of $1.1 million compared with an operating loss of $(.3) million in the same period of 1993. The operating results for the first quarter of 1994 include a $1.2 million credit to costs and expenses as a result of a settlement of backcharge and other claims relating to a project which was substantially complete in 1989. Exclusive of this $1.2 million credit, the loss for the first quarter of 1994 would have been $(.1) million compared with the $(.3) million loss in the first quarter of 1993. The improvement is primarily the result of restructuring actions which have included, among other things, workforce reductions and closure and consolidation of certain sales offices and supply yards.


Backlog of Orders
- - -----------------

At March 31, 1994, the backlog of unfilled orders believed to be firm for the Company's ongoing businesses was approximately $172 million. On a comparable basis, adjusted for the sale of the U.K. Subsidiary, which had a backlog at March 31, 1993 of approximately $19 million, the order backlog was approximately $132 million at March 31, 1993. Approximately $12 million of the March 31, 1994 backlog is expected to be performed after one year.



                               -17-

Other Income (Expenses)
- - -----------------------

Interest expense for the quarter ended March 31, 1994 and 1993 totalled $1.1 million and $3.6 million, respectively. The decrease in interest expense is primarily due to the completion of the exchange offer, which was effective July 14, 1993, offset, in part, by interest expense associated with the Company's domestic credit facility which was funded on May 3, 1993. On a pro forma basis, assuming that the Company's exchange offer for its 15.5% Subordinated Debentures, due 2000, had occurred on January 1, 1993, reported interest expense for the quarter ended March 31, 1993 would have been reduced by $3.0 million.

Other income (expense) - net for the quarters ended March 31, 1994 and 1993 totalled $.3 million.


Litigation
- - ----------

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

There are various other proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. The Company has recorded a liability related to litigation where it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the

                                -18-
outcome of the above matters cannot at this time be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

In May 1994, the Company resolved and settled certain claims related to a curtainwall project located in Texas. The outcome of these settlements did not have a material adverse effect on the Company's condensed consolidated statement of operations in the period ended March 31, 1994.


Environmental Matters
- - ---------------------

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


Liquidity and Capital Resources
- - -------------------------------

During the quarter ended March 31, 1994, the Company used approximately $12.9 million of cash, including amounts which were previously restricted, to fund its operating activities. Of this amount, approximately $1.6 million was used to fund restructuring activities, $.8 million was used to pay investment banking and other professional fees incurred in connection with the Company's debt exchange offer which was completed in July of 1993, and $1.8 million was used to pay past due interest on the Company's 15.5% Subordinated Debentures, thereby curing the default which existed under such securities. The remaining uses of operating cash during the first quarter of 1994 reflect primarily the funding associated with working capital requirements, including the funding of the first quarter operating loss and payments made to improve vendor accounts payable aging at the Company's Metal Buildings Group. Operating cash flow during the first quarter of 1994 included the receipt of a $1.7 million settlement payment in February of 1994 for an old backcharge claim related to a job which was substantially complete in 1989.

                                 -19-

In addition, during the first quarter of 1994, the Company spent approximately $1.1 million on capital expenditures, most of which were directed toward upgrading and improving manufacturing equipment and data processing systems at the Company's Metal Building Group. Cash provided by financing activities during the period consisted primarily of short-term borrowings of $2.0 million which was provided under foreign credit facilities to assist in funding local working capital requirements and first quarter operating losses. As a result, primarily of the above, unrestricted cash and cash equivalents decreased by $10.9 million during the period from December 31, 1993 to March 31, 1994. At March 31, 1994, the Company had $4.8 million of unrestricted cash and cash equivalents which consisted of $1.3 million of cash and short-term investments located at foreign subsidiaries which is available to fund local working capital requirements and $3.5 million of cash located in the U.S. which is available for general business purposes.

On April 28, 1994, the Company entered into an agreement (the "Amendment") with Foothill Capital Corporation, the current lender under the Company's domestic credit facility (the "Credit Facility"), which under its terms, amended the Company's existing domestic credit facility by temporarily increasing the Company's maximum availability under the facility by $10 million from the current level of $35 million to $45 million through June 30, 1994 and expanded the definition of the borrowing base (upon which availability is determined) to include certain assets of the Company's Canadian operations. Under the terms of the Amendment, the Company has a one time option of extending the increase in the maximum availability to $45 million through November 30, 1994 and to $40.0 million through December 31, 1994.

Availability under the terms of the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $166,667 per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under the term loan (each together the "Borrowing Base"). At March 31, 1994, the Borrowing Base was $28.0 million and was used to support $30.7 million of outstanding letters of credit which were used to support primarily the Company's workers' compensation and bonding programs. As of April 30, 1994, including the effect of the Amendment, the amount of the Borrowing Base was estimated to be $31.4 million and was used to support $28.9 million of letters of credit.

Subject to certain documentation and other requirements, an outside commercial bank has provided a commitment to Foothill Capital Corporation to participate in the Credit Facility which would thereby extend the maximum availability to $45 million through the

                                -20-
term of the Credit Facility which extends into 1998.

In addition to the Credit Facility, borrowing arrangements are in place at certain international locations to assist in supporting local working capital requirements and bonding programs. The outstanding balance of such short-term loans payable at March 31, 1994 was $3.1 million. At March 31, 1994 the Company had in place at its international locations unused lines of credit of $.2 million and letter of credit and guarantee facilities of $7.4 million of which $4.9 million was outstanding.


Outlook
- - -------

Bookings and backlog at the Company's Metal Buildings Group, Concrete Construction Group and the Company's Asia/Pacific Building Products operations showed improvement throughout 1993 and have continued to improve in the first quarter of 1994. On a worldwide basis, adjusted for the effects of the sold U.K. Subsidiary, the Company's backlog at March 31, 1994 increased $40 million or 30% over the same period in 1993 and increased $20 million or 13% over December 31, 1993. The Company's North American and certain of the Company's European Building Products operations continue to be adversely affected by weak market conditions and severe competition and as a result are, at least in the near term, expected to continue to experience declines in revenue and incur operating losses. At each of the Building Products businesses which continue to operate unprofitably, the Company is evaluating various alternatives including potential sales and divestitures and has been and is continuing to implement restructuring and other actions.

The Company expects that demands on its liquidity and credit resources will continue to be significant throughout most of 1994 as a result of the anticipated funding required for working capital and bonding requirements and funding requirements for restructuring programs, nonrecurring cash obligations and trailing liabilities associated with sold and discontinued businesses. The Company expects to meet these requirements through availability under domestic and foreign credit facilities, and to a lesser extent, through proceeds from asset sales. The Company is currently taking steps to preserve its cash and maximize its availability under its existing Credit Facility, including deferral of certain pension contributions and may consider restricting acceptance of certain projects which require bonding and thereby decrease the Company's credit availability. As a result of the current outlook for the U.S. and Asia/Pacific construction markets which is expected to continue to improve at least in the near term, along with the existing growth which has occurred in the Company's backlog, the Company is currently considering various options to improve its credit availability and liquidity, including potential sales or

                                 -21-
divestitures of existing businesses and restrictions on business growth or a combination of the above.

                             PART II
                        OTHER INFORMATION
                        -----------------


Item 1.  Legal Proceedings

    Two separate, but related lawsuits had been filed by or against the Company in connection with a $2.4 million subcontract performed by the Company's Cupples Products Division ("Cupples") for the supply and erection of custom curtainwall on a commercial office building project known as the 3DI Tower in Houston, Texas. In one such action, Harvey Construction Company ("Harvey"), the general contractor, filed suit in federal court in Houston asserting claims for the owner/developer of the project as well as attempting to enforce a $4.0 million state court judgement against Cupples by virtue of certain indemnity provisions in the subcontracts (Harvey Construction Co. v. Robertson Ceco Corp.). In a separate action, Cupples sought a declaratory judgement that it was not liable under the indemnity provisions or for any of the owner/developer's claims that were assigned to Harvey (Cupples Products Division of Robertson Ceco Corp. v. Harvey Construction Co.). In the second action, Harvey had filed a counterclaim seeking to enforce the state court judgement as well as the assigned claims. Other than demanding indemnity for the $4.0 million state court judgement, Harvey's counterclaims sought unspecified damages. In early May 1994, the Company entered into an agreement with Harvey, and certain other parties to the lawsuits, which resolved and settled the outstanding claims. The outcome of these settlements did not have a material adverse effect on the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 1994.

    Information describing certain of the Company's legal proceedings and environmental matters is included in Item
    1. Financial Information in Note 5 to the "Notes to the Condensed Consolidated Financial Statements" and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Litigation" and "Environmental Matters" and is hereby incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

         (a)          Exhibit 11  -    Computation of Earnings (Loss) per
                                       Common Share, filed herewith.


                                -23-
    (b)  Reports on Form 8-K:

              There were no reports filed on Form 8-K during the first quarter of 1994 or through the date of this filing.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                ROBERTSON-CECO CORPORATION
                                --------------------------
                                               (Registrant)





                      By:     /s/ John C. Sills

                              -----------------------------
                              John C. Sills
                              Vice President and Controller
                              (Principal Accounting Officer)





May 13, 1994
- - ------------
















                                 -25-

                        ROBERTSON-CECO CORPORATION
                               EXHIBIT INDEX
                        --------------------------


EXHIBIT 11 -        Computation of Earnings (Loss) Per Common
                    Share