Form 10-Q
period 1994-06-30
ROBERTSON CECO CORP
filed 1994-08-12
CIK 868635

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


[  x  ]  Quarterly report under Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the quarterly period ended June 30, 1994
                               -------------
                                       OR
[     ]  Transition report pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number     1-10659
                           -------

                           ROBERTSON-CECO CORPORATION
- - ----------------------------------------------------------------------
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

                                          Yes     X        No
                                              --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at July 31, 1994
- - ---------------------------------------   ----------------------------
Common Stock, par value $0.01 per share             16,209,573

                       ROBERTSON-CECO CORPORATION

                                Form 10-Q
                                ---------

                     For Quarter Ended June 30, 1994
                     -------------------------------

                                  INDEX
                                  =====

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets --
               June 30, 1994 and December 31, 1993. . . . . . . .    3

          Condensed Consolidated Statements of Operations
               And Retained Earnings (Deficit) -- Three
               and Six Months Ended June 30, 1994 and 1993. . . .    5

          Condensed Consolidated Statements of Cash Flows --
               Six Months Ended June 30, 1994 and 1993. . . . . .    7

          Notes to Condensed Consolidated Financial
               Statements . . . . . . . . . . . . . . . . . . . .    9

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . .   15


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .   23

Item 4.   Submission of Matters to a Vote of Security Holders . .   23

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .   23

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .   25

                      ITEM 1. FINANCIAL STATEMENTS
                       ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                   (In thousands, except share data)
                              (Unaudited)

                                            June 30      December 31
                                              1994           1993
                                                         -----------    -----------

              -- ASSETS --

CURRENT ASSETS:
   Cash and cash equivalents . . . . . . .  $    611       $ 15,666
   Restricted Cash . . . . . . . . . . . .     3,272          3,138
   Accounts and notes receivable, net. . .    67,031         58,062
                                            --------       --------
   Inventories:
     Work in process . . . . . . . . . . .     6,763          6,851
     Material and supplies . . . . . . . .    11,882         14,566
                                            --------       --------
     Total inventories . . . . . . . . . .    18,645         21,417
                                            --------       --------
   Other current assets. . . . . . . . . .     3,262          3,218
                                            --------       --------
     Total current assets. . . . . . . . .    92,821        101,501
                                            --------       --------
PROPERTY - at cost . . . . . . . . . . . .    63,950         62,731

   Less accumulated depreciation . . . . .    30,957         29,658
                                            --------       --------
     Property, net . . . . . . . . . . . .    32,993         33,073
                                            --------       --------
ASSETS HELD FOR SALE . . . . . . . . . . .     1,493          4,289
                                            --------       --------
EXCESS OF COST OVER NET ASSETS OF
   ACQUIRED BUSINESSES - NET . . . . . . .    28,684         29,094
                                            --------       --------
OTHER NON-CURRENT ASSETS . . . . . . . . .    13,184         13,866
                                            --------       --------
   TOTAL ASSETS. . . . . . . . . . . . . .  $169,175       $181,823
                                            ========       ========








     See Notes to Condensed Consolidated Financial Statements.



                      ROBERTSON-CECO CORPORATION
          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
          -------------------------------------------------
                  (In thousands, except share data)
                             (Unaudited)

                                            June 30      December 31
                                              1994           1993
                                                         -----------    -----------
             -- LIABILITIES --

CURRENT LIABILITIES:
   Loans payable . . . . . . . . . . . . . $   3,870      $   1,054
   Current portion of long-term debt . . .       348            390
   Accounts payable, principally trade . .    28,136         36,480
   Insurance liabilities . . . . . . . . .    12,047         11,225
   Other accrued liabilities . . . . . . .    46,693         47,644
                                           ---------      ---------
   Total current liabilities . . . . . . .    91,094         96,793

LONG-TERM DEBT, less current portion . . .    45,044         45,084
LONG-TERM INSURANCE LIABILITIES. . . . . .    13,795         14,770
LONG-TERM PENSION LIABILITIES. . . . . . .    16,435         16,881
RESERVES AND OTHER LIABILITIES . . . . . .    23,871         24,958
                                           ---------      ---------
TOTAL LIABILITIES. . . . . . . . . . . . .   190,239        198,486
                                           ---------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, par value $0.01 per
     share . . . . . . . . . . . . . . . .       162            163
   Capital surplus . . . . . . . . . . . .   172,336        172,682
   Warrants. . . . . . . . . . . . . . . .     6,042          6,042
   Retained earnings (deficit) . . . . . .  (182,112)      (177,519)
   Excess of additional pension
     liability over unrecognized prior
     service cost. . . . . . . . . . . . .    (8,139)        (8,139)
   Deferred compensation . . . . . . . . .    (1,137)        (1,551)
   Foreign currency translation
     adjustments . . . . . . . . . . . . .    (8,216)        (8,341)
                                           ---------      ---------
     Stockholders' equity (deficiency) . .   (21,064)       (16,663)
                                           ---------      ---------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY
          (DEFICIENCY) . . . . . . . . . . $ 169,175      $ 181,823
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
                                (Unaudited)

                                             Three Months Ended             Six Months Ended
                                                   June 30                       June 30
                                             ------------------            ------------------
                                      1994     1993      1994      1993
                                    -------- --------  -------- ---------
REVENUES:
 Net product sales . . . . . . . . $ 73,151  $71,832  $129,969  $126,552
 Construction and other
   services. . . . . . . . . . . .   27,979   22,123    47,139    47,834
                                   --------  -------  --------  --------
   Total . . . . . . . . . . . . .  101,130   93,955   177,108   174,386
                                   --------  -------  --------  --------
COSTS AND EXPENSES:
  Product costs. . . . . . . . . .   62,503   60,516   113,604   109,145
  Construction and other
   services. . . . . . . . . . . .   23,050   18,167    39,223    40,725
                                   --------  -------  --------  --------
   Cost of sales . . . . . . . . .   85,553   78,683   152,827   149,870

 Selling, general and
   administrative. . . . . . . . .   13,471   14,848    25,881    29,371
 Restructuring expense . . . . . .      147      -       1,047       -
                                   --------  -------  --------  --------
   Total . . . . . . . . . . . . .   99,171   93,531   179,755   179,241
                                   --------  -------  --------  --------

OPERATING INCOME (LOSS). . . . . .    1,959      424    (2,647)   (4,855)
                                   --------  -------  --------  --------
OTHER INCOME (EXPENSE):
 Interest expense. . . . . . . . .   (1,167)  (4,112)   (2,301)   (7,693)
 Other income (expense) - net. . .      216      (52)      505       223
                                   --------  -------  --------  --------
   Total . . . . . . . . . . . . .     (951)  (4,164)   (1,796)   (7,470)
                                   --------  -------  --------  --------
INCOME (LOSS) BEFORE PROVISION
 FOR TAXES ON INCOME . . . . . . .    1,008   (3,740)   (4,443)  (12,325)
PROVISION FOR TAXES ON INCOME. . .       90       32       150        62
                                   --------  -------  --------  --------

NET INCOME (LOSS). . . . . . . . . $    918  $(3,772) $ (4,593) $(12,387)
                                   ========  =======  ========  ========



       See Notes to Condensed Consolidated Financial Statements.



                         ROBERTSON-CECO CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF
           OPERATIONS AND RETAINED EARNINGS (DEFICIT) (CONTINUED)
           ------------------------------------------------------
                    (In thousands, except per share data)
                                 (Unaudited)

                                            Three Months Ended             Six Months Ended
                                                 June 30                        June 30
                                     ---  ---------------------           ---------------------
                                 1994       1993        1994       1993
                                         ----------  ---------- ----------          ----------
RETAINED EARNINGS (DEFICIT)
 AT BEGINNING OF PERIOD. . . .           $(183,030)  $(165,198) $(177,519)          $(156,583)
NET INCOME (LOSS). . . . . . .      918     (3,772)     (4,593)   (12,387)
                                         ---------   ---------  ---------           ---------
RETAINED EARNINGS (DEFICIT)
 AT END OF PERIOD. . . . . . .           $(182,112)  $(168,970) $(182,112)          $(168,970)
                                         =========   =========  =========           =========
NET INCOME (LOSS) PER
 COMMON SHARE. . . . . . . . .           $     .06   $   (4.35) $    (.29)          $  (14.19)
                                         =========   =========  =========           =========
DIVIDENDS PER SHARE:
 Preferred Stock . . . . . . .           $    -      $     .11  $    -              $     .22
                                         =========   =========  =========           =========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING . .   16,229        881      15,773        881
                                         =========   =========  =========           =========




















           See Notes to Condensed Consolidated Financial Statements.

                      ROBERTSON-CECO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           -----------------------------------------------
                            (In thousands)
                              (Unaudited)

                                                        Six Months
                                                        Ended June 30
                                                        ------------------
                                                  1994       1993
                                                --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) . . . . . . . . . . . . . . .            $ (4,593) $(12,387)
Adjustments to reconcile net income (loss)
   to net cash provided by (used for)
   operating activities:
     Depreciation and amortization. . . . . . .   2,651       3,412
     Amortization of discount on debentures
        and debt issuance costs . . . . . . . .     619         180
     Provisions for:
        Bad debts and losses on erection
          contracts . . . . . . . . . . . . . .   1,894         833
        Rectification and other costs . . . . .   1,224       1,435
        Restructuring expense . . . . . . . . .   1,047         -
     Changes in assets and liabilities, net
      of divestitures:
        (Increase) decrease in accounts and
        notes receivable. . . . . . . . . . . .  (8,329)      5,441
        (Increase) decrease in inventories. . .   3,020      (3,003)
        (Increase) decrease in restricted cash.    (134)     15,210
        Decrease in accounts payable,
          principally trade . . . . . . . . . .  (8,680)     (1,187)
        Decrease in other current liabilities .  (4,317)    (13,663)
        Net changes in other assets and
          liabilities . . . . . . . . . . . . .  (3,335)      2,597
                                                           --------  --------
     Net cash used for operating activities . . (18,933)     (1,132)
                                                           --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures. . . . . . . . . . . . . .  (1,923)     (2,353)
Proceeds from sales of property, plant and
   equipment. . . . . . . . . . . . . . . . . .     210         349
Proceeds from sales of assets held for sale . .   3,014         -
                                                           --------  --------
   Net cash provided by (used for)
     investing activities . . . . . . . . . . .            $  1,301  $ (2,004)
                                                           --------  --------



        See Notes to Condensed Consolidated Financial Statements.

                      ROBERTSON-CECO CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
     -----------------------------------------------------------
                            (In thousands)
                              (Unaudited)

                                                                Six Months
                                                              Ended June 30
                                                           -------------------
                                                  1994        1993
                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) short-term
   borrowings . . . . . . . . . . . . . . . . .            $  2,600   $  (550)
Payments on long-term debt borrowings . . . . .    (150)     (1,333)
Proceeds from long-term borrowings. . . . . . .     -         5,000
                                                           --------   -------
   Net cash provided by financing
     activities . . . . . . . . . . . . . . . .   2,450       3,117
                                                           --------   -------
Effect of foreign exchange rate changes
   on cash. . . . . . . . . . . . . . . . . . .     127        (191)
                                                           --------   -------
   Net decrease in cash and cash
     equivalents. . . . . . . . . . . . . . . . (15,055)       (210)
   Cash and cash equivalents -beginning of
     period . . . . . . . . . . . . . . . . . .  15,666       7,220
                                                           --------   -------
   Cash and cash equivalents - end of period. .            $    611   $ 7,010
                                                           ========   =======

SUPPLEMENTAL CASH FLOW DATA:

   Cash payments made for:
     Interest . . . . . . . . . . . . . . . . .            $  3,396   $   909
                                                           ========   =======
     Income taxes . . . . . . . . . . . . . . .            $      3   $   567
                                                           ========   =======










      See Notes to Condensed Consolidated Financial Statements.





                      ROBERTSON-CECO CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   ----------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994, and the results of operations and cash flows for the periods presented. All adjustments recorded during the period, other than the restructuring charge described in
     Note 2 and the favorable settlement of certain backcharge claims described in Note 5, consisted of normal recurring adjustments. Certain previously reported amounts have been reclassified to conform to the 1994 presentation.

     On July 23, 1993, a 1 for 16.5 reverse split (the "Reverse Split") of the Company's common stock became effective. All common stock share amounts and per share data presented herein are restated to reflect the Reverse Split.


2.   CREDIT, LIQUIDITY AND RESTRUCTURING MATTERS
     -------------------------------------------

     On May 18, 1994, the Company entered into an agreement (the "Amendment") with Foothill Capital Corporation, the current lender under the Company's domestic credit facility (together with the Amendment, the "Credit Facility"), which under its terms, amended the Company's domestic credit facility by increasing the Company's maximum availability under the facility by $10 million from the previous level of $35 million to $45 million, and extended the term of the facility to May 18, 1999. There were no other significant changes in the overall structure of the Company's domestic credit facility resulting from the Amendment.

          Availability under the terms of the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $166,667 per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under the term loan (each together the "Borrowing Base"). At June 30, 1994, the Borrowing Base was estimated to be $37.6 million and was used to support a $5.0 million term loan and $29.5 million of outstanding letters of credit and related guarantees which were used to support primarily the Company's workers' compensation and bonding programs. The Company had availability under the Credit Facility of $3.1 million at June 30, 1994.

     In addition to the Credit Facility, borrowing arrangements are in place at certain international locations to assist in supporting local working capital requirements and bonding programs. The outstanding balance of such short-term loans payable at June 30, 1994 was $3.9 million. At June 30, 1994 the Company had in place at its international locations unused lines of credit of $.2 million and letter of credit and performance guarantee facilities of $7.4 million of which $4.5 million was outstanding.

     At June 30, 1994, the Company had, on a worldwide basis, outstanding letters of credit and related guarantees of $30.7 million and performance guarantees of $8.4 million. Of these amounts, approximately $24.3 million support liabilities which are recorded in the Company's balance sheet and $14.8 million relate primarily to letters of credit and other performance guarantees issued to support bonding programs.

     During the three and six months ended June 30, 1994, the Company recorded restructuring charges of $.1 million and $1.0 million, respectively, reflecting primarily the cost of severances associated with specific workforce reductions at the Company's Building Products Group.

     Outlook
     -------

     Bookings and backlog at the Company's Metal Buildings Group, Concrete Construction Group and the Company's Asia/Pacific Building Products operations showed improvement throughout 1993 and continued to improve throughout the first six months of 1994. On a worldwide basis, adjusted for the effects of the sold United Kingdom subsidiary (the "U.K. Subsidiary"), the Company's backlog at June 30, 1994 increased $18.8 million or 11.5% over June 30, 1993 levels and increased $30.1 million or 19.9% over December 31, 1993 levels. The Company's North American and certain of the Company's European Building Products operations continue to be adversely affected by weak market conditions and severe competition and as a result are, at least in the near term, expected to continue to experience declines in revenue and incur operating losses and negative operating cash flow. At each of the Building Products businesses which continue to operate unprofitably, the Company is evaluating various alternatives including asset sales and divestitures, potential liquidation of such businesses, and has been and is continuing to implement restructuring and other cost reduction actions.

     The Company expects that demands on its liquidity and credit resources will continue to be significant throughout the remainder of 1994 as a result of the anticipated funding requirements for working capital and bonding requirements, capital expenditure programs, as well as for restructuring programs, nonrecurring cash obligations and trailing liabilities associated with sold and discontinued businesses. The Company expects to meet these requirements through availability under domestic and foreign credit facilities, earnings from operations, and to a lesser extent,
     through proceeds from asset sales.   In addition, the Company is
     currently taking steps and evaluating other alternatives to preserve cash and maximize credit availability under the Credit Facility. Such steps include temporary postponement of certain capital expenditure programs, sales of real estate, sales of excess equipment at the Company's Building Products Group and restrictions on acceptance of certain projects which require substantial bonding commitments in the near term which decrease the Company's credit availability. Due to the current outlook for the U.S. and Asia/Pacific construction markets, which are expected to continue to improve at least in the near term, along with the growth in the Company's backlog, the Company is currently considering various options to improve its liquidity and credit availability, including potential sales or divestitures of existing businesses, restrictions on business growth or a combination of the above.


3.   DISPOSITIONS
     ------------

     On November 9, 1993, the Company sold its U.K. Subsidiary which operated as part of the Company's Building Products Group. The operating results and cash flows of the U.K. Subsidiary are included in the accompanying financial statements for both the three and six months ended June 30, 1993 and are excluded from the three and six months ended June 30, 1994. During the three and six months ended June 30, 1993, the U.K. Subsidiary recorded revenues and losses from continuing operations of $7.4 million and $1.6 million, and $15.0 million and $3.0 million, respectively.


4.   OTHER CURRENT LIABILITIES
     -------------------------

     Other current liabilities consisted of the following:

                                            June 30      December 31
                                             1994           1993
                                                         -----------    -----------
                                                                 (Thousands)
     Payroll and related benefits. . . . .   $12,377        $11,496
     Warranty and backcharge reserves. . .     4,293          4,634
     Deferred revenues . . . . . . . . . .    10,509          9,292
     Reserves for restructuring. . . . . .     4,071          6,039
     Accrued interest. . . . . . . . . . .       262          2,042
     Other . . . . . . . . . . . . . . . .    15,181         14,141
                                             -------        -------
         Total . . . . . . . . . . . . . .   $46,693        $47,644
                                             =======        =======




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

     In February of 1994, the Company settled certain backcharge and other claims related to a project which was substantially complete in 1989. In connection with this settlement, during the first quarter of 1994 the Company received $1.7 million of cash and recorded a $1.2 million credit to Costs and Expenses - Construction & Other Services which is reflected in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1994. During the three months and six months ended June30, 1993, the Company recorded a credit to Selling, General and Administrative Expenses of $1.8 million as a result of the settlement of certain lease obligations.

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

     In connection with the sale of the Company's Door Business and certain of the Company's U.S. Building Products businesses which took place in the first quarter of 1992, the Company entered into a Letter of Credit and Reimbursement Agreement and an Escrow Agreement, whereby the purchaser provided the Company with a letter of credit to guarantee certain of the Company's workers' compensation and general insurance liabilities and the Company placed certain funds in escrow. At June 30, 1994, the amount of the outstanding letter of credit which was put in place by the purchaser was $2.9 million and the amount held in escrow by the Company was $1.6 million. Under the terms of the current agreement with the purchaser, the Company will have access to certain of the escrow cash based upon certain conditions, including reductions in the face amount of the letter of credit either through replacement of the purchaser's letter of credit by the Company or reductions in the letter of credit requirements which will occur through reduction of the underlying obligations.


6.   PRO FORMA FINANCIAL INFORMATION
     -------------------------------

     On July 14, 1993, the Company completed an exchange offer for $63.7 million principal amount of the Company's 15.5% Subordinated Debentures, due 2000, and 500,000 shares of the Company's Preferred Stock (the "Exchange Offer"), and on November 9, 1993, the Company sold its U.K. Subsidiary (Note 3). The following pro forma information shows the effect of the Exchange Offer and the sale of the U.K. Subsidiary on the operating results of the three and six months ended June 30, 1993, assuming that such transactions had occurred on January 1, 1993. These results are not necessarily indicative of what results would have been if such transactions had occurred on January 1, 1993 and are not necessarily indicative of the financial condition or results of operations for any future date or period. Since both of these transactions occurred prior January 1, 1994, no adjustments are required to the 1994 amounts.

                                      Three Months Ended              Six Months Ended
                                           June 30                        June 30
                                      ------------------             ------------------
                              1994     1993        1994      1993
                            -------- --------    --------  --------
                                          (Thousands)                    (Thousands)
                                              (Pro Forma)                    (Pro Forma)
     Revenue . . . . . . . .$101,130  $86,597   $177,108   $159,386
                            ========  =======   ========   ========

     Net Income (Loss) . . .$    918  $   876   $ (4,593)  $ (3,382)
                            ========  =======   ========   ========

     Net Income (Loss)
      per Common Share . . .$    .06  $   .08   $   (.29)  $   (.31)
                            ========  =======   ========   ========

    As mentioned in Note 5, the net income (loss) for the three and six months ended June 30, 1993 includes a credit of $1.8 million related to the favorable settlement of certain lease obligations, and net income (loss) for the six months ended June 30, 1994 includes a credit of $1.2 million related to the settlement of certain backcharge and other claims which was recorded by the Company in the first quarter of 1994.

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

On November 9, 1993, the Company sold its United Kingdom subsidiary (the "U.K. Subsidiary") which operated as part of the Company's Building Products Group. The operating results of the sold U.K. Subsidiary are included in the Company's statements of operations and cash flows for the three and six months ended June 30, 1993 and are excluded for the three and six months ended June 30, 1994.


Overview of Results of Operations
- - ---------------------------------

Revenues for the three months ended June 30, 1994 were $101.1 million, an increase of $7.2 million or 7.6% over the three months ended June 30, 1993. The increase in revenues for the quarter ended June 30, 1994 reflects higher sales volumes at the Company's Metal Buildings, Concrete Construction and remaining Building Products Groups, offset in part by the exclusion of the U.K. Subsidiary from 1994 results. On a year-to-date basis, revenues in 1994 were $177.1 million, an increase of $2.7 million or 1.6% compared to the same period of 1993. The increase in year-to-date revenues reflects higher sales volume at the Company's Metal Buildings and Concrete Construction Groups, offset in part by lower revenues at the Buildings Products Group primarily due to the exclusion of the U.K. Subsidiary from 1994 results.

The Company's gross margin percentage was approximately 15.4% during the second quarter of 1994 compared with 16.3% during the second quarter of 1993. On a year-to-date basis, the gross margin percentage was 13.7% in 1994 compared with 14.1% in 1993. The reduction is primarily due to increased competition and pressure on selling prices at the Company's Building Products operations. The year-to-date 1994 operating results include a $1.2 million credit to costs and expenses recorded in the first quarter of 1994 resulting from the settlement of backcharges and other claims relating to a project which was substantially complete in 1989.

Selling, general and administrative expenses decreased by $1.4 million in the second quarter of 1994 compared to the same quarter of 1993. On a year-to-date basis, 1994 selling, general and administrative expenses decreased by $3.5 million compared to the same period of 1993. The results for the three and six months ended June 30, 1993 include a credit to selling, general and administrative expenses of $1.8 million related to the settlement of outstanding lease obligations. The results for the three and six months ended June 30, 1994 exclude the selling, general and administrative expenses of the sold U.K. Subsidiary which were $2.2 million and $4.5 million, respectively, for the three and six month periods ending June 30, 1993. Excluding the effect of the $1.8 million credit recorded in 1993 and the sold U.K. Subsidiary, selling, general and administrative expenses decreased $.9 million in the second quarter of 1994 compared with 1993 and $.8 million on a year-to-date basis in 1994 compared to 1993. The decrease is primarily due to cost reduction initiatives implemented in 1993 and 1994, offset in part by higher selling and advertising costs at the Company's Metal Buildings Group and the Company's Asia/Pacific Building Products operations supporting higher levels of revenues.

As further discussed below, during the three and six months ended June 30, 1994, the Company recorded restructuring charges of $.1 million and $1.0 million, respectively, reflecting primarily the cost of severances associated with specific workforce reductions at the Company's Building Products Group.

Net income (loss) during the three and six month periods ended June 30, 1994 was $.9 million and ($4.6) million, respectively, compared with $(3.8) million and $(12.4) million, respectively, during the three and six months ended June 30, 1993.

The following sections highlight the Company's operating results on a segment basis and provide information on non-operating income and expenses.


Metal Buildings Group
- - ---------------------

Metal Buildings Group revenues increased by $9.9 million or 17.7% in the second quarter 1994 compared to the same period in 1993. On a year-to-date basis, Metal Buildings Group revenues increased by $21.1 million or 22.1% over the same period of 1993. The increases reflect primarily improved market conditions in the U.S. Operating income at the Metal Buildings Group increased by $1.5 million or 49.9% in the second quarter of 1994 compared to the same quarter of 1993. Operating income at the Metal Buildings Group was $4.6 million and $3.1 million, respectively, in the quarters ended June 30, 1994 and 1993. Operating income increased by $1.5 million or 46.0% in the six months ended June 30, 1994 versus 1993. On a year-to-date basis, operating income was $4.8 million in 1994 compared with $3.3 million in the same period of 1993.
Operating income was favorably affected by higher sales volumes, offset in part by higher selling and advertising costs associated with higher sales levels.


Building Products Group
- - -----------------------

Building Products Group revenues decreased by $4.1 million or 17.5% in the second quarter of 1994 compared to the same period in 1993. On a year-to-date basis, 1994 revenues decreased by $18.8 million or 37.5% compared to the same period of 1993. The decreases in revenue are primarily a result of excluding the revenues of the sold U.K. Subsidiary from the Company's 1994 operating results. The U.K. Subsidiary recorded revenue of $7.4 million and $15.0 million, respectively, during the three and six months ended June 30, 1993. Excluding the effect of the sold U.K. Subsidiary, revenues in the quarter ended June 30, 1994 increased $3.3 million from the comparable period of 1993. This increase is primarily due to higher revenue levels at the Company's European and Asia/Pacific operations offset, in part, by lower revenue levels at the Company's Canadian operations. Excluding the effect of the sold U.K. Subsidiary, revenues in the six months ended June 30, 1994 decreased $3.8 million from the comparable period of 1993. This decrease is primarily due to lower revenue levels at the Company's European and Canadian operations, offset in part by higher revenue levels at the Company's Asia/Pacific operations.

For the quarter ended June 30, 1994, the Building Products Group recorded an operating loss of $1.3 million compared with an operating loss of $2.6 million in the second quarter of 1993. On a year-to-date basis, the operating losses were $4.7 million and $5.1 million in 1994 and 1993, respectively. The operating losses for the three and six months ended June 30, 1994 include restructuring charges of $.1 million and $1.0 million, respectively. The restructuring charges relate primarily to workforce reductions at the Company's U.S. operation. The operating loss in the three and six months ended June 30, 1993 includes operating losses of the sold U.K. Subsidiary totalling $1.4 million and $2.6 million, respectively. Exclusive of the effect of the restructuring charges and the sold U.K. Subsidiary, operating losses of the Building Products Group were $1.2 million and $3.7 million, respectively, in the three and six months ended June 30, 1994 compared with $1.1 million and $2.5 million, respectively, in the three and six months ended June 30, 1993. The increase in year-to-date operating losses are primarily a result of weak market conditions, lower revenues and program losses at the Company's North American and European operations.


Concrete Construction Group
- - ---------------------------

Concrete Construction Group revenues in the second quarter of 1994 increased $2.4 million or 16.6% in relation to the second quarter of 1993. On a year-to-date basis, revenues increased by $1.4 million or 5.0% compared to the same period of 1993. The increase in revenues reflects primarily the impact of improved market conditions in the U.S. For the three and six months ended June 30, 1994, the Concrete Construction Group reported operating income of $1.2 million and $2.3 million, respectively, compared with operating income of $1.1 million and $.9 million, respectively, in the three and six months ended June 30, 1993. The 1994 year-to-date operating results include a $1.2 million credit to costs and expenses which was recorded in the first quarter of 1994 as a result of a settlement of backcharge and other claims relating to a project which was substantially complete in 1989. Exclusive of the $1.2 million credit, year-to-date operating income increased $.2 million compared with the same period of 1993. The quarterly and year-to-date improvement in operating income is primarily the result of increased revenue levels and restructuring actions which have included, among other things, workforce reductions and closure and consolidation of certain sales offices and supply yards, offset in part by adverse weather conditions which affected the first quarter of 1994.


Backlog of Orders
- - -----------------

At June 30, 1994, the backlog of unfilled orders believed to be firm for the Company's ongoing businesses was approximately $181.5 million. On a comparable basis, adjusted for the sale of the U.K. Subsidiary, which had a backlog at June 30, 1993 of approximately $18.9 million, the order backlog was approximately $162.7 million at June 30, 1993.
Approximately $7.3 million of the June 30, 1994 backlog is expected to be performed after one year.


Other Income (Expense)
- - ----------------------

Interest expense for the three months ended June 30, 1994 and 1993 totalled $1.2 million and $4.1 million, respectively. Interest expense for the six months ended June 30, 1994 and 1993 was $2.3 million and $7.7 million, respectively. The decrease in interest expense is primarily due to the completion of the exchange offer, which was effective July 14, 1993, offset, in part, by interest expense associated with the Company's domestic credit facility which was funded on May 3, 1993. On a pro forma basis, assuming that the Company's exchange offer for its 15.5% Subordinated Debentures, due 2000, had occurred on January 1, 1993, reported interest expense for the three months and six months ended June 30, 1993 would have been reduced by $3.0 million and $6.0
million, respectively.   Other income (expense) - net for the quarters
ended June 30, 1994 and 1993 totalled $.2 million and $(.1) million, respectively, and $.5 million for the six months ended June 30, 1994 compared with $.2 million for the comparable period of 1993.



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

There are various other proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. The Company has recorded a liability related to litigation where it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the outcome of the above matters cannot at this time be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial condition or results of operations of the Company.


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


Liquidity and Capital Resources
- - -------------------------------

During the six months ended June 30, 1994, the Company used approximately $18.9 million of cash to fund its operating activities.
Of this amount, approximately $2.9 million was used to fund restructuring activities, $.8 million was used to pay investment banking and other professional fees incurred in connection with the Company's debt exchange offer which was completed in July of 1993, $.9 million was paid in connection with certain legal settlements, and $1.8 million was used to pay past due interest on the Company's 15.5% Subordinated Debentures, thereby curing the default which existed under such securities. The remaining uses of operating cash during 1994 reflect primarily the funding associated with working capital requirements, including the funding of the Company's year-to-date operating loss and payments made to improve vendor accounts payable aging at the Company's Metal Buildings Group. Operating cash flow during the six months ended June 30, 1994 included the receipt of a $1.7 million settlement payment in February of 1994 for a backcharge claim related to a job which was substantially complete in 1989.

In addition, during the six months ended June 30, 1994, the Company spent approximately $1.9 million on capital expenditures, most of which were directed toward upgrading and improving manufacturing equipment and data processing systems at the Company's Metal Building Group. Cash provided by financing activities during the period consisted primarily of short-term borrowings of $2.6 million which was provided under foreign credit facilities to assist in funding local working capital requirements and year-to-date operating losses. As a result, primarily of the above, unrestricted cash and cash equivalents decreased by $15.6 million during the period from December 31, 1993 to June 30, 1994. At June 30, 1994, the Company had $.6 million of unrestricted cash and cash equivalents primarily located at foreign subsidiaries which is available to fund local working capital requirements. Under the terms of the Company's domestic credit facility, the Company had available credit of $3.1 million at June 30, 1994.

On May 18, 1994, the Company entered into an agreement (the "Amendment") with Foothill Capital Corporation, the current lender under the Company's domestic credit facility (together with the Amendment, the "Credit Facility"), which under its terms, amended the Company's domestic credit facility by increasing the Company's maximum availability under the facility by $10 million from the previous level of $35 million to $45 million, and extended the term of the facility to May 18, 1999. There were no other significant changes in the overall structure of the Company's domestic credit facility resulting from the Amendment.

Availability under the terms of the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $166,667 per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under the term loan (each together the "Borrowing Base"). At June 30, 1994, the Borrowing Base was $37.6 million and was used to support a $5.0 million term loan and $29.5 million of outstanding letters of credit and related guarantees which were used to support primarily the Company's workers' compensation and bonding programs.

In addition to the Credit Facility, borrowing arrangements are in place at certain international locations to assist in supporting local working capital requirements and bonding programs. The outstanding balance of such short-term loans payable at June 30, 1994 was $3.9 million. At June 30, 1994 the Company had in place at its international locations unused lines of credit of $.2 million and letter of credit and performance guarantee facilities of $7.4 million of which $4.5 million was outstanding.

At June 30, 1994, the Company had, on a worldwide basis, outstanding letters of credit and related guarantees of $30.7 million and performance guarantees of $8.4 million. Of these amounts, approximately $24.3 million support liabilities which are recorded in the Company's balance sheet and $14.8 million relate primarily to letters of credit and other performance guarantees issued to support bonding programs.


Outlook
- - -------

Bookings and backlog at the Company's Metal Buildings Group, Concrete Construction Group and the Company's Asia/Pacific Building Products operations showed improvement throughout 1993 and continued to improve throughout the first six months of 1994. On a worldwide basis, adjusted for the effects of the sold U.K. Subsidiary, the Company's backlog at June 30, 1994 increased $18.8 million or 11.5% over June 30, 1993 levels and increased $30.1 million or 19.9% over December 31, 1993 levels. The Company's North American and certain of the Company's European Building Products operations continue to be adversely affected by weak market conditions and severe competition and as a result are, at least in the near term, expected to continue to experience declines in revenue and incur operating losses and negative operating cash flow. At each of the Building Products businesses which continue to operate unprofitably, the Company is evaluating various alternatives including asset sales and divestitures, potential liquidation of such businesses, and has been and is continuing to implement restructuring and other cost reduction actions.

The Company expects that demands on its liquidity and credit resources will continue to be significant throughout the remainder of 1994 as a result of the anticipated funding requirements for working capital and bonding requirements, capital expenditure programs, as well as for restructuring programs, nonrecurring cash obligations and trailing liabilities associated with sold and discontinued businesses. The Company expects to meet these requirements through availability under domestic and foreign credit facilities, earnings from operations, and to a lesser extent, through proceeds from asset sales. In addition, the Company is currently taking steps and evaluating other alternatives to preserve cash and maximize credit availability under the Credit Facility. Such steps include temporary postponement of certain capital expenditure programs, sales of real estate, sales of excess equipment at the Company's Building Products Group and restrictions on acceptance of certain projects which require substantial bonding commitments in the near term which decrease the Company's credit availability. Due to the current outlook for the U.S. and Asia/Pacific construction markets which are expected to continue to improve at least in the near term, along with the growth in the Company's backlog, the Company is currently considering various options to improve its liquidity and credit availability, including potential sales or divestitures of existing businesses, restrictions on business growth or a combination of the above.

                                PART II
                           OTHER INFORMATION
                           -----------------



Item 1.  Legal Proceedings

         Information describing certain of the Company's legal proceedings and environmental matters is included in Part I,
         Item 1, in Note 5 to the "Notes to the Condensed Consolidated Financial Statements," and in Part I, Item 2, in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Litigation" and "Environmental Matters," and is hereby incorporated by reference.



Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting (the "Annual Meeting") of Stockholders was held on May 3, 1994. The matter voted on was fully described in the Company's Proxy Statement dated April 5, 1994 (the "Proxy Statement"), as filed with the Commission on April 6, 1994. At the Annual Meeting, the matter of the election of three directors each to serve as Class I directors for a term of three years was voted upon. Each of such three directors was elected as follows: Mary Heidi Hall Jones (14,159,218 votes for and 24,576 votes withheld), Frank A. Benevento, II (14,146,945 votes for and 36,850 votes withheld) and Leonids Rudins (14,159,619 votes for and 24,176 votes withheld). There were no abstentions or broker non-votes with respect to the election of any of such directors.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 11 -  Computation of Earnings (Loss) per Common
                            Share, filed herewith.


         (b)  Reports on Form 8-K:

              There were no reports filed on Form 8-K during the second quarter of 1994 or through the date of this filing.

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







                                ROBERTSON-CECO CORPORATION
                                --------------------------
                                        (Registrant)





                       By:      John C. Sills
                                ------------------------------
                                John C. Sills
                                Vice President and Controller
                                (Principal Accounting Officer)





August 12, 1994
- - ---------------