Form 10-Q
period 1994-09-30
ROBERTSON CECO CORP
filed 1994-11-14
CIK 868635

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


[  x  ]  Quarterly report under Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR
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

                                          Yes     X        No
                                              --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at October 31, 1994
- - ---------------------------------------  -------------------------------
Common Stock, par value $0.01 per share             16,209,570



                      ROBERTSON-CECO CORPORATION

                               Form 10-Q
                               ---------


                 For Quarter Ended September 30, 1994
                 ------------------------------------

                                  INDEX
                                  =====

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets --
               September 30, 1994 and December 31, 1993 . . . . .    3

          Condensed Consolidated Statements of Operations
               and Retained Earnings (Deficit) -- Three
               and Nine Months Ended September 30, 1994
               and 1993 . . . . . . . . . . . . . . . . . . . . .    5

          Condensed Consolidated Statements of Cash Flows --
               Nine Months Ended September 30, 1994 and 1993. . .    7

          Notes to Condensed Consolidated Financial
               Statements . . . . . . . . . . . . . . . . . . . .    9

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . .   18


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .   31

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .   31

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .   32

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .   33

                      ITEM 1. FINANCIAL STATEMENTS
                       ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                   (In thousands, except share data)
                              (Unaudited)

                                                        September 30    December 31
                                              1994           1993
                                                         -----------    -----------
           -- ASSETS --

CURRENT ASSETS:
   Cash and cash equivalents . . . . . . .  $  2,493       $ 15,666
   Restricted Cash . . . . . . . . . . . .     2,553          3,138
   Accounts and notes receivable, net. . .    56,499         58,062
                                            --------       --------
   Inventories:
     Work in process . . . . . . . . . . .     7,388          6,851
     Material and supplies . . . . . . . .    11,436         14,566
                                            --------       --------
     Total inventories . . . . . . . . . .    18,824         21,417
                                            --------       --------
   Other current assets. . . . . . . . . .     2,936          3,218
                                            --------       --------
     Total current assets. . . . . . . . .    83,305        101,501
                                            --------       --------
PROPERTY - at cost . . . . . . . . . . . .    47,129         62,731

   Less accumulated depreciation . . . . .    20,280         29,658
                                            --------       --------
     Property, net . . . . . . . . . . . .    26,849         33,073
                                            --------       --------
ASSETS HELD FOR SALE . . . . . . . . . . .     1,139          4,289
                                            --------       --------
EXCESS OF COST OVER NET ASSETS OF
   ACQUIRED BUSINESSES - NET . . . . . . .    28,474         29,094
                                            --------       --------
OTHER NON-CURRENT ASSETS . . . . . . . . .    12,688         13,866
                                            --------       --------
   TOTAL ASSETS. . . . . . . . . . . . . .  $152,455       $181,823
                                            ========       ========








     See Notes to Condensed Consolidated Financial Statements.

                      ROBERTSON-CECO CORPORATION
          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
          -------------------------------------------------
                  (In thousands, except share data)
                             (Unaudited)

                                                        September 30    December 31
                                              1994           1993
                                                         -----------    -----------
          -- LIABILITIES --

CURRENT LIABILITIES:
   Loans payable . . . . . . . . . . . . . $     452      $   1,054
   Current portion of long-term debt . . .       259            390
   Accounts payable, principally trade . .    24,711         36,480
   Insurance liabilities . . . . . . . . .    10,155         11,225
   Other accrued liabilities . . . . . . .    44,809         47,644
                                           ---------      ---------
   Total current liabilities . . . . . . .    80,386         96,793

LONG-TERM DEBT, less current portion . . .    44,798         45,084
LONG-TERM INSURANCE LIABILITIES. . . . . .    14,980         14,770
LONG-TERM PENSION LIABILITIES. . . . . . .    16,441         16,881
RESERVES AND OTHER LIABILITIES . . . . . .    29,869         24,958
                                           ---------      ---------
TOTAL LIABILITIES. . . . . . . . . . . . .   186,474        198,486
                                           ---------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, par value $0.01 per
     share . . . . . . . . . . . . . . . .       162            163
   Capital surplus . . . . . . . . . . . .   172,336        172,682
   Warrants. . . . . . . . . . . . . . . .     6,042          6,042
   Retained earnings (deficit) . . . . . .  (197,485)      (177,519)
   Excess of additional pension
     liability over unrecognized prior
     service cost. . . . . . . . . . . . .    (8,139)        (8,139)
   Deferred compensation . . . . . . . . .      (751)        (1,551)
   Foreign currency translation
     adjustments . . . . . . . . . . . . .    (6,184)        (8,341)
                                           ---------      ---------
     Stockholders' equity (deficiency) . .   (34,019)       (16,663)
                                           ---------      ---------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY
          (DEFICIENCY) . . . . . . . . . . $ 152,455      $ 181,823
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
                                  (Unaudited)

                                                Three Months Ended             Nine Months Ended
                                                   September 30                  September 30
                                               -------------------            ------------------
                                       1994       1993      1994      1993
                                               --------  ---------  --------           ---------
REVENUES:
  Net product sales. . . . . . . . . .         $ 74,772  $ 79,135  $204,741  $205,687
  Construction and other services. . . 27,923    26,908    75,062    74,742
                                               --------  --------  --------  --------
    Total. . . . . . . . . . . . . . .102,695   106,043   279,803   280,429
                                               --------  --------  --------  --------
COSTS AND EXPENSES:
  Product costs. . . . . . . . . . . . 61,959    66,760   175,563   175,905
  Construction and other services. . . 23,280    22,573    62,503    63,298
                                               --------  --------  --------  --------
    Cost of sales. . . . . . . . . . . 85,239    89,333   238,066   239,203

  Selling, general and
    administrative . . . . . . . . . . 13,565    16,188    39,446    45,559
  Restructuring expense. . . . . . . .  2,078      -        3,125      -
                                               --------  --------  --------  --------
    Total. . . . . . . . . . . . . . .100,882   105,521   280,637   284,762
                                               --------  --------  --------  --------

OPERATING INCOME (LOSS). . . . . . . .  1,813       522      (834)   (4,333)
                                               --------  --------  --------  --------
OTHER INCOME (EXPENSE):
  Interest expense . . . . . . . . . . (1,255)   (1,825)   (3,556)   (9,518)
  Loss on businesses sold/held
    for sale . . . . . . . . . . . . . (9,800)   (9,700)   (9,800)   (9,700)
  Other income (expense) - net . . . .    (16)      188       489       411
                                               --------  --------  --------  --------
    Total. . . . . . . . . . . . . . .(11,071)  (11,337)  (12,867)  (18,807)
                                               --------  --------  --------  --------
LOSS FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR TAXES ON
  INCOME . . . . . . . . . . . . . . . (9,258)  (10,815)  (13,701)  (23,140)
PROVISION FOR TAXES ON INCOME. . . . .    115        63       265       125
                                               --------  --------  --------  --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS . . . . . . . . . . . . . (9,373)  (10,878)  (13,966)  (23,265)
                                               --------  --------  --------  --------

LOSS FROM DISCONTINUED OPERATIONS. . . (6,000)     -       (6,000)     -
                                               --------  --------  --------  --------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS. . . . . . . . . . . . . . . . (15,373) (10,878)  (19,966)  (23,265)
                                               --------  --------  --------  --------
EXTRAORDINARY GAIN ON DEBT EXCHANGE. .   -        5,367      -        5,367
                                               --------  --------  --------  --------

NET INCOME (LOSS). . . . . . . . . . .         $(15,373) $ (5,511) $(19,966) $(17,898)
                                               ========  ========  ========  ========

       See Notes to Condensed Consolidated Financial Statements.

                          ROBERTSON-CECO CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF
            OPERATIONS AND RETAINED EARNINGS (DEFICIT) (CONTINUED)
            ------------------------------------------------------
                     (In thousands, except per share data)
                                  (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                  September 30                   September 30
                                        ---  ---------------------           ---------------------
                                    1994       1993        1994       1993
                                            ----------  ---------- ----------          ----------
RETAINED EARNINGS (DEFICIT)
    AT BEGINNING OF PERIOD . . . .          $(182,112)  $(168,970) $(177,519)          $(156,583)
NET INCOME (LOSS). . . . . . . . . (15,373)    (5,511)    (19,966)   (17,898)
                                            ---------   ---------  ---------           ---------
RETAINED EARNINGS (DEFICIT)
    AT END OF PERIOD . . . . . . .          $(197,485)  $(174,481) $(197,485)          $(174,481)
                                            =========   =========  =========           =========
NET INCOME (LOSS) PER
    COMMON SHARE:
      Continuing operations. . . .          $    (.59)  $   (1.16) $    (.89)          $   (6.23)
      Discontinued operations. . .    (.38)      -           (.38)      -
      Extraordinary item . . . . .    -           .57        -          1.43
                                            ---------   ---------  ---------           ---------

    NET INCOME (LOSS). . . . . . .          $    (.97)  $    (.59) $   (1.27)          $   (4.80)
                                            =========   =========  =========           =========

DIVIDENDS PER SHARE:
    Preferred Stock. . . . . . . .          $    -      $    -     $    -              $     .22
                                            =========   =========  =========           =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING. . . .  15,773      9,402                 15,773               3,752
                                            =========   =========  =========           =========














           See Notes to Condensed Consolidated Financial Statements.

                      ROBERTSON-CECO CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           -----------------------------------------------
                            (In thousands)
                              (Unaudited)

                                                        Nine Months
                                                        Ended September 30
                                                        -------------------
                                                  1994       1993
                                                           --------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) . . . . . . . . . . . . . . .            $(19,966) $(17,898)
Adjustments to reconcile net income (loss)
   to net cash provided by (used for)
   operating activities:
     Depreciation and amortization. . . . . . .   3,963       5,218
     Gain on debt exchange. . . . . . . . . . .    -         (5,367)
     Loss on businesses sold/held for sale. . .   9,800       9,700
     Amortization of discount on debentures
        and debt issuance costs . . . . . . . .     936         704
     Provisions for:
        Bad debts and losses on erection
          contracts . . . . . . . . . . . . . .   2,443       1,328
        Rectification and other costs . . . . .   1,952       2,431
        Restructuring expense . . . . . . . . .   3,125         -
        Loss on discontinued operations . . . .   6,000         -
     Changes in assets and liabilities, net
      of divestitures:
        (Increase) decrease in accounts and
           notes receivable . . . . . . . . . .  (9,908)      1,505
        (Increase) decrease in inventories. . .   1,054      (4,296)
        Decrease in restricted cash . . . . . .     546      18,306
        Increase (decrease) in accounts
          payable, principally trade. . . . . .  (8,188)        230
        Decrease in other current liabilities .  (5,735)    (14,202)
        Net changes in other assets and
          liabilities . . . . . . . . . . . . .  (3,358)       (986)
                                                           --------  --------
     Net cash used for operating activities . . (17,336)     (3,327)
                                                           --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures. . . . . . . . . . . . . .  (3,070)     (3,996)
Proceeds from sales of property, plant and
   equipment. . . . . . . . . . . . . . . . . .   1,768         690
Proceeds from sales of assets held for sale . .   3,597         384
                                                           --------  --------
   Net cash provided by (used for)
     investing activities . . . . . . . . . . .            $  2,295  $ (2,922)
                                                           --------  --------

        See Notes to Condensed Consolidated Financial Statements.

                     ROBERTSON-CECO CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
     -----------------------------------------------------------
                            (In thousands)
                              (Unaudited)

                                                               Nine Months
                                                           Ended September 30
                                                          --------------------
                                                  1994        1993
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) short-term
   borrowings . . . . . . . . . . . . . . . . .            $  2,529   $  (768)
Payments on long-term debt. . . . . . . . . . .    (868)     (1,983)
Proceeds from long-term debt. . . . . . . . . .    -          5,000
                                                           --------   -------
   Net cash provided by financing
     activities . . . . . . . . . . . . . . . .   1,661       2,249
                                                           --------   -------
Effect of foreign exchange rate changes
   on cash. . . . . . . . . . . . . . . . . . .     207        (273)
                                                           --------   -------
   Net decrease in cash and cash
     equivalents. . . . . . . . . . . . . . . . (13,173)     (4,273)
   Cash and cash equivalents - beginning of
     period . . . . . . . . . . . . . . . . . .  15,666       7,220
                                                           --------   -------
   Cash and cash equivalents - end of period. .            $  2,493   $ 2,947
                                                           ========   =======

SUPPLEMENTAL CASH FLOW DATA:
   Cash payments made for:
     Interest . . . . . . . . . . . . . . . . .            $  3,862   $ 1,649
                                                           ========   =======
     Income taxes . . . . . . . . . . . . . . .            $      5   $   570
                                                           ========   =======












      See Notes to Condensed Consolidated Financial Statements.

                     ROBERTSON-CECO CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   ----------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994, and the results of operations and cash flows for the periods presented. All adjustments recorded during the period, other than the restructuring charges described in Note 3, the loss on the proposed sale of the remaining U.S. and European Building Products operations and provisions for costs associated with the discontinued custom curtainwall operations, both of which are described in Note 2, and the favorable settlement of certain backcharge claims described in Note 6, consisted of normal recurring adjustments. Certain previously reported amounts have been reclassified to conform to the 1994 presentation.

     On July 23, 1993, a 1 for 16.5 reverse split (the "Reverse Split") of the Company's common stock became effective. All common stock share amounts and per share data presented herein are restated to reflect the Reverse Split.


2.   DISPOSITIONS AND BUSINESSES HELD FOR SALE
     -----------------------------------------

     During the quarter ended September 30, 1994, the Company recorded a charge of $9.8 million in connection with its plan to sell its remaining U.S. Building Products operation, the Cupples Products Division (the "Cupples Division"), which manufactures curtainwall systems, and its remaining European Building Products operations. On October 17, 1994, the Company entered into a letter of intent (the "Cupples Letter of Intent") to sell its Cupples Division to certain management, led by a member of the Company's Board of Directors, for cash consideration of $.6 million and the assumption of certain liabilities, to be adjusted for certain changes in working capital, and the proceeds from certain asset sales occurring between the sale balance sheet date and the closing date. In addition, the Company has commenced negotiation of the sale of its remaining European Building Products operations (the "European Operations", together with the Cupples Division, the "Businesses Held for Sale"). The operating results and cash flows of the Businesses Held for Sale are included in the accompanying financial statements for the three and nine months ended September 30, 1994 and 1993. During the quarters ended September 30, 1994 and 1993, the Businesses Held for Sale recorded revenues and losses from continuing operations of $7.8 million and $.6 million, and $9.9 million and $1.2 million, respectively. For the nine months ended September 30, 1994 and 1993, these operations recorded revenues and losses from continuing operations of $24.3 million and $4.7 million, and $31.8 million and $3.8 million, respectively.

     At September 30, 1994, the assets and liabilities related to the Businesses Held for Sale have been netted and presented within other current liabilities in the accompanying Condensed
     Consolidated Balance Sheet. The net assets of the Businesses Held for Sale at September 30, 1994 consisted of the following:

                                                     September 30,
                                                       1994
                                                     -------------
                                                     (Thousands)
          Accounts Receivable . . . . . . . . . . . .  $12,273
          Inventories . . . . . . . . . . . . . . . .    1,931
          Property, Net . . . . . . . . . . . . . . .    3,171
          Other Assets. . . . . . . . . . . . . . . .      857
          Loans Payable and Debt. . . . . . . . . . .   (3,369)
          Accounts Payable. . . . . . . . . . . . . .   (4,024)
          Other Liabilities . . . . . . . . . . . . .   (5,398)
                                                       -------
             Total. . . . . . . . . . . . . . . . . .  $ 5,441
                                                       =======

     The components of the $9.8 million charge include the write-off of net assets, provisions and expenses related to the sale of $3.2 million and a charge of $1.2 million related to the write-off of the cumulative foreign currency translation adjustment which was previously reported as a component of stockholders' equity in accordance with SFAS No. 52.

     During the quarter ended September 30, 1994 the Company recorded a charge of $6.0 million reflecting estimated provisions for, and costs associated with, rectification work and the resolution of claims and disputes related to its discontinued custom curtainwall operations.

     On November 9, 1993, the Company sold its United Kingdom Subsidiary (the "U.K. Subsidiary") which operated as part of the Company's Building Products Group. In connection with the sale, the Company recorded a charge of $9.7 million in the quarter ended September 30, 1993. The operating results and cash flows of the U.K. Subsidiary are included in the accompanying financial statements for both the three and nine months ended September 30, 1993 and are excluded from the three and nine months ended September 30, 1994. During the three and nine months ended September 30, 1993, the U.K. Subsidiary recorded revenues and losses from continuing operations of $8.1 million and $1.4 million, and $23.1 million and $4.4 million, respectively.

3.   RESTRUCTURING MATTERS
     ---------------------

     During the three and nine months ended September 30, 1994, the Company recorded restructuring charges of $2.1 million and $3.1 million, respectively. The $2.1 million restructuring charge recorded in the quarter ended September 30, 1994 relates primarily to severance charges and overhead reduction measures recorded in connection with the downsizing of the Company's corporate office. The remaining 1994 restructuring charges reflect primarily the cost of severances associated with workforce reductions at the Company's Cupples Division recorded in the first quarter of 1994.


4.   CREDIT AND LIQUIDITY
     --------------------

     On May 18, 1994, the Company entered into an agreement (the "Amendment") with Foothill Capital Corporation, the current lender under the Company's domestic credit facility (together with the Amendment, the "Credit Facility"), which under its terms, amended the Company's domestic credit facility by increasing the Company's maximum availability under the facility by $10 million from the previous level of $35 million to $45 million, incorporated certain receivables, inventory and property, plant and equipment of the Company's Canadian operations into the definition of the borrowing base, and extended the term of the facility to May 18, 1999. There were no other significant changes in the overall structure of the Company's domestic credit facility resulting from the Amendment.

     Availability under the terms of the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $166,667 per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under the term loan (each together the "Borrowing Base"). At September 30, 1994, the Borrowing Base was estimated to be $39.5 million and was used to support the $5.0 million term loan and $29.0 million of outstanding letters of credit and related guarantees which were used to support primarily the Company's workers' compensation and bonding programs. The Company had unused availability under the Credit Facility of $5.5 million at September 30, 1994.

     In addition to the Credit Facility, borrowing arrangements are in place at the Company's Asia/Pacific operation to assist in supporting local working capital requirements and bonding programs. The outstanding balance of such short-term loans payable at September 30, 1994 was $.5 million. At September 30, 1994 the Company had in place at its Asia/Pacific operation available unused lines of credit of $.3 million and available letter of credit and performance guarantee facilities of $3.0 million of which $2.4 million was outstanding.


     At September 30, 1994, the Company had, on a worldwide basis, excluding the Businesses Held for Sale (Note 2), outstanding letters of credit and related guarantees of $30.2 million and performance guarantees of $5.9 million. Of these amounts, approximately $23.8 million support liabilities which are recorded in the Company's balance sheet and $12.3 million relate primarily to letters of credit and other performance guarantees issued to support bonding programs.


5.   OTHER CURRENT LIABILITIES
     -------------------------

     Other current liabilities consisted of the following:

                                         September 30    December 31
                                             1994           1993
                                         ------------    -----------
                                                     (Thousands)
     Payroll and related benefits. . . .   $12,399          $11,496
     Warranty and backcharge reserves. .     3,473            4,634
     Deferred revenues . . . . . . . . .    10,446            9,292
     Reserves for restructuring. . . . .     5,982            6,039
     Accrued interest. . . . . . . . . .       518            2,042
     Other . . . . . . . . . . . . . . .    11,991           14,141
                                           -------          -------
         Total . . . . . . . . . . . . .   $44,809          $47,644
                                           =======          =======

6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     In February of 1994, the Company's Concrete Construction Group settled certain backcharge and other claims related to a project which was substantially complete in 1989. In connection with this settlement, during the first quarter of 1994 the Company received $1.7 million of cash and recorded a $1.2 million credit to Costs and Expenses - Construction & Other Services which is reflected in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1994. During the nine months ended September 30, 1993, the Company recorded a credit to Selling, General and Administrative Expenses of $1.8 million as a result of the settlement of certain lease obligations during the second quarter of 1993.

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

     In connection with the sale of the Company's Door Business and certain of the Company's U.S. Building Products businesses which took place in the first quarter of 1992, the Company entered into a Letter of Credit and Reimbursement Agreement and an Escrow Agreement, whereby the purchaser provided the Company with a letter of credit to guarantee certain of the Company's workers' compensation and general insurance liabilities and the Company placed certain funds in escrow. At September 30, 1994, the amount of the outstanding letter of credit which was put in place by the purchaser was $2.8 million and the amount held in escrow by the Company was $1.6 million. Under the terms of the current agreement with the purchaser, the Company will have access to certain of the escrow cash based upon certain conditions, including reductions in the face amount of the letter of credit either through replacement of the purchaser's letter of credit by the Company or reductions in the letter of credit requirements which will occur through reduction of the underlying obligations. In February 1995, the Company is required to issue a substitute letter of credit to replace the remaining outstanding letter of credit of the purchaser.


7.   PRO FORMA FINANCIAL INFORMATION
     -------------------------------

     On July 14, 1993, the Company completed an exchange offer for $63.7 million principal amount of the Company's 15.5% Subordinated Debentures, due 2000, and 500,000 shares of the Company's Preferred Stock (the "Exchange Offer"). On November 9, 1993, the Company sold its U.K. Subsidiary (Note 2) and during the quarter ended September 30, 1994, the Company developed a plan to sell its Cupples Division and its European Operations (Note 2). The following pro forma information shows the results of the Company as if the Exchange Offer, the sale of the U.K. Subsidiary, and the proposed sales of the Cupples Division and the European Operations occurred at the beginning of the periods presented. Such amounts exclude the $5.4 million extraordinary gain recorded in connection with the Exchange Offer during the third quarter of 1993 and losses on sales of businesses recorded during the third quarters of 1993 and 1994 in connection with the sale of the U.K. Subsidiary and the proposed sale of the Businesses Held for Sale, respectively. These results are not necessarily indicative of what results would have been if such transactions had occurred at the beginning of the periods presented and are not necessarily indicative of the financial condition or results of operations for any future date or period.

                                         Three Months Ended              Nine Months Ended
                                            September 30                    September 30
                                         ------------------             ------------------
                                1994       1993       1994      1993
                                          -------- --------     --------          --------
                                         (Thousands, except             (Thousands, except
                                           per share data)                per share data)
                                             (Pro Forma)                    (Pro Forma)
     Revenue . . . . . . . . . $94,853    $88,020  $255,468   $225,529
                               =======    =======  ========   ========
     Income (loss) from
      continuing operations. . $ 1,030    $ 1,976  $    546   $  1,118
                               =======    =======  ========   ========
     Loss from discontinued
      operations . . . . . . . $(6,000)   $  -     $ (6,000)  $   -
                               =======    =======  ========   ========

     Net income (loss) . . . . $(4,970)   $ 1,976  $ (5,454)  $  1,118
                               =======    =======  ========   ========
     Primary earnings per
     share data:
     --------------------
     Net income (loss) per
      common share from
      continuing operations. . $   .06    $   .18  $    .03   $    .10
                               =======    =======  ========   ========
     Net income (loss) per
      common share from
      discontinued
      operations . . . . . . . $  (.37)   $  -     $   (.37)  $   -
                               =======    =======  ========   ========
     Net income (loss)
      per common share . . . . $  (.31)   $   .18  $   (.34)  $    .10
                               =======    =======  ========   ========
     Weighted average
      number of common
      shares outstanding . . .  16,209     11,062    16,245     11,059
                               =======    =======  ========   ========
     Fully diluted earnings
     per share data:
     ----------------------
     Net income (loss) per
      common share from
      continuing operations. . $   .06    $   .16  $    .03   $    .10
                               =======    =======  ========   ========
     Net income (loss) per
      common share from
      discontinued opera-
      tions. . . . . . . . . . $  (.37)   $  -     $   (.37)  $   -
                               =======    =======  ========   ========
     Net income (loss)
      per share. . . . . . . . $  (.31)   $   .16  $   (.34)  $    .10
                               =======    =======  ========   ========
     Weighted average
      number of common
      shares outstanding . . .  16,209     12,436    16,245     11,059
                               =======    =======  ========   ========

     The income from continuing operations and net income (loss) for the three and nine months ended September 30, 1994 which is shown above, includes restructuring charges of $2.1 million and $2.2 million, respectively (Note 3). As indicated in Note 6, the net income (loss) from continuing operations for the nine months ended September 30, 1994 includes a credit of $1.2 million related to the settlement of certain backcharge and other claims which was recorded by the Company in the first quarter of 1994.
     Additionally, the net income (loss) for the three and nine months ended September 30, 1994 includes charges related to discontinued operations of $6.0 million (Note 2). Also, as described in Note 6, the income from continuing operations and net income for the nine months ended September 30, 1993 includes a credit of $1.8 million related to the favorable settlement of certain lease obligations which was recorded by the Company in the second quarter of 1993.


8.   SUBSEQUENT EVENT
     ----------------

     On November 3, 1994, the Company entered into a letter of intent (the "Concrete Letter of Intent") to sell its Concrete Construction Group (the "Concrete Division"), to an entity which is controlled by the Company's Chief Executive Officer (the "Buyer"), for total consideration consisting of $11.5 million of cash, a $3.0 million interest bearing promissory note payable over three years and the assumption of certain liabilities. The cash consideration to be received will be adjusted for certain changes in the Concrete Division's balance sheet occurring between the sale measurement date and the closing date. The sale of the Concrete Division, if consummated, is expected to close in the fourth quarter of 1994 and will result in a book gain. The Concrete Letter of Intent is contingent upon, among other things, the negotiation and execution of a definitive agreement (the "Definitive Agreement") for the purchase and sale of the Concrete Division on or before November 30, 1994 and obtaining necessary consents of third parties. If a Definitive Agreement cannot be reached by November 30, 1994, and the parties do not mutually agree to extend the date, the Concrete Letter of Intent will terminate by its terms.

     The accompanying financial statements include the assets, liabilities and operating results of the Concrete Division as of and for the three and nine month periods ended September 30, 1994 and 1993. The operating results of the Concrete Division during the three and nine months ended September 30, 1994 and 1993 were as follows:

                                      Three Months Ended              Nine Months Ended
                                         September 30                    September 30
                                      ------------------             ------------------
                              1994     1993        1994      1993
                            -------- --------    --------  --------
                                          (Thousands)                    (Thousands)
     Revenue . . . . . . . .$18,847   $16,672    $49,044    $45,431
                            =======   =======    =======    =======

     Net Income. . . . . . .$ 1,120   $ 1,491    $ 3,397    $ 2,347
                            =======   =======    =======    =======

    As indicated in Note 6, the net income for the nine months ended September 30, 1994 includes a credit of $1.2 million related to the settlement of certain backcharges and other claims.

    The net assets of the Concrete Division as of September 30, 1994 consisted of the following:

                                                     September 30,
                                                       1994
                                                     -------------
                                                     (Thousands)
          Accounts Receivable . . . . . . . . . . . .  $16,805
          Property, Net . . . . . . . . . . . . . . .    4,337
          Other Assets. . . . . . . . . . . . . . . .    1,367
          Accounts Payable. . . . . . . . . . . . . .   (1,763)
          Deferred Revenues . . . . . . . . . . . . .   (8,001)
          Other Liabilities . . . . . . . . . . . . .   (4,675)
                                                       -------
             Total. . . . . . . . . . . . . . . . . .  $ 8,070
                                                       =======

     The backlog of the Concrete Division at September 30, 1994 and September 30, 1993 was $49.4 million and $49.1 million, respectively.

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

The Company operates primarily in the construction and commercial building sectors with a significant portion of the Company's revenues concentrated in North America. As a result, the Company considers its businesses to be seasonal in nature and operating results during the first quarter of each year are affected, in part, by the severity of weather conditions.

During the quarter ended September 30, 1994, the Company developed a plan to sell its remaining U.S. Building Products operation, the Cupples Products Division (the "Cupples Division") and its remaining European Building Products operations (the "European Operations", together with the Cupples Division, the "Businesses Held for Sale"). The operating results of the Businesses Held for Sale are included in the Company's statements of operations and cash flows for the three and nine months ended September 30, 1994 and 1993. The assets and liabilities of the Businesses Held for Sale have been netted and presented within other current liabilities in the Company's September 30, 1994 balance sheet.

On November 9, 1993, the Company sold its United Kingdom subsidiary (the "U.K. Subsidiary") which operated as part of the Company's Building Products Group. The operating results of the sold U.K. Subsidiary are included in the Company's statements of operations and cash flows for the three and nine months ended September 30, 1993 and are excluded for the three and nine months ended September 30, 1994.


Overview of Results of Operations
- - ---------------------------------

Revenues for the three months ended September 30, 1994 were $102.7 million, a decrease of $3.3 million or 3.2% from the three months ended September 30, 1993. On a year-to-date basis, revenues in 1994 were $279.8 million, a decrease of $.6 million or .2% compared to the same period of 1993. The decreases in revenue for the three and nine months ended September 30, 1994 are primarily due to the exclusion of the sold U.K. Subsidiary from 1994 results and lower sales volumes at remaining Building Products Group locations, offset in part by higher sales volumes at the Company's Metal Buildings and Concrete Construction Groups.

The Company's gross margin percentage was approximately 17.0% during the third quarter of 1994 compared with 15.8% during the third quarter of 1993. On a year-to-date basis, the gross margin percentage was 14.9% in 1994 compared with 14.7% in 1993. The increase is primarily due to improved margins at the Metal Buildings Group offset in part by reduced margins at the Building Products Group. The year-to-date 1994 operating results include a $1.2 million credit to costs and expenses recorded in the first quarter of 1994 by the Company's Concrete Construction Group, resulting from the settlement of backcharges and other claims relating to a project which was substantially complete in 1989.

Selling, general and administrative expenses decreased by $2.6 million in the third quarter of 1994 compared to the same quarter of 1993. On a year-to-date basis, 1994 selling, general and administrative expenses decreased by $6.1 million compared to the same period of 1993. The results for the nine months ended September 30, 1993 include a credit to selling, general and administrative expenses of $1.8 million related to the settlement of outstanding lease obligations which was recorded during the second quarter of 1993. The results for the three and nine months ended September 30, 1994 exclude the selling, general and administrative expenses of the sold U.K. Subsidiary which were $2.1 million and $6.7 million, respectively, for the three and nine month periods ending September 30, 1993. Excluding the effect of the $1.8 million credit recorded in 1993 and the sold U.K. Subsidiary, selling, general and administrative expenses decreased $.5 million in the third quarter of 1994 compared with 1993 and $1.2 million on a year-to-date basis in 1994 compared to 1993. The decrease is primarily due to cost reduction initiatives implemented in 1993 and 1994, offset in part by higher selling and advertising costs at the Company's Metal Buildings Group and the Company's Asia/Pacific Building Products operations supporting higher levels of revenues.

As further discussed below, during the three and nine months ended September 30, 1994, the Company recorded restructuring charges of $2.1 million and $3.1 million, respectively. The $2.1 million restructuring charge recorded in the quarter ended September 30, 1994 relates primarily to severance charges and overhead reduction measures recorded in connection with the downsizing of the Company's corporate headquarters. The remaining 1994 restructuring charges reflect primarily the cost of severances recorded in the first quarter of 1994 in connection with workforce reductions at the Company's Cupples Division.

As further discussed below, during the third quarter of 1994, the Company recorded a charge of $9.8 million in connection with its plan to sell its Cupples Division and its European Operations. During the third quarter of 1993, the Company recorded a charge of $9.7 million related to the sale of its U.K. Subsidiary.

Losses from continuing operations were $9.4 million for the quarter ended September 30, 1994 compared with losses from continuing operations of $10.9 million for the third quarter of 1993. On a year-to-date basis, losses from continuing operations were $14.0 million in 1994 compared with $23.3 million in 1993.

The results for the three and nine months ended September 30, 1994, include a charge of $6.0 million reflecting estimated provisions for, and the costs associated with, rectification work and resolution of claims and disputes related to the Company's discontinued custom curtainwall operations.

The results for the three and nine months ended September 30, 1993 include an extraordinary gain of $5.4 million from the exchange of the Company's 15.5% Discount Subordinated Debentures due 2000.

The Company incurred net losses during the three and nine month periods ended September 30, 1994 of $15.4 million and $20.0 million, respectively, compared with net losses of $5.5 million and $17.9 million, respectively, during the three and nine months ended September 30, 1993.

The following sections highlight the Company's operating results on a segment basis and provide information on non-operating income and expenses.


Metal Buildings Group
- - ---------------------

Metal Buildings Group revenues increased by $6.1 million or 10.1% in the third quarter of 1994 compared to the same period in 1993. On a year-to-date basis, Metal Buildings Group revenues increased by $27.2 million or 17.4% over the same period of 1993. The increases reflect primarily improved market conditions in the U.S. Operating income at the Metal Buildings Group increased by $2.7 million or 91.4% in the third quarter of 1994 compared to the same quarter of 1993. Operating income at the Metal Buildings Group was $5.7 million and $3.0 million, respectively, in the quarters ended September 30, 1994 and 1993. Operating income increased by $4.4 million or 71.0% in the nine months ended September 30, 1994 versus the comparable period in 1993. On a year-to-date basis, operating income was $10.5 million in 1994 compared with $6.2 million in the same period of 1993. Operating income was favorably affected by higher sales volumes, offset in part by higher selling and advertising costs associated with higher sales levels.


Building Products Group
- - -----------------------

During the third quarter of 1994, the Company recorded a charge of $9.8 million in connection with its plan to sell its Cupples Division, which manufactures curtainwall systems, and its remaining European Operations. The decision to sell these businesses was based both on the lack of a strategic importance of such businesses and on the poor operating performance of such businesses which was not expected to improve in the foreseeable future. On October 17, 1994, the Company entered into a letter of intent (the "Cupples Letter of Intent") to sell its Cupples Division to certain management, led by a member of the Company's Board of Directors, for cash consideration of $.6 million and the assumption of certain liabilities, to be adjusted for certain changes in working capital, and the proceeds from certain asset sales occurring between the sale balance sheet date and the closing date. In addition, the Company has commenced negotiation of the sale of its European Operations.

The following table outlines the operating results of the Building Products Group; the individual operating results of the sold U.K.
Subsidiary and the Businesses Held for Sale; and the pro forma operating results of the Building Products Group excluding the sold U.K.
Subsidiary and the Businesses Held for Sale for the three and nine months ended September 30, 1994 and 1993.

                                      Three Months Ended              Nine Months Ended
                                         September 30                    September 30
                                      ------------------             ------------------
                              1994     1993        1994      1993
                            -------- --------    --------  --------
                                          (Thousands)                    (Thousands)
Revenues
- - --------
Building Products Group. . .$16,983   $28,318    $48,292    $78,411
Less impact of:
 Sold U.K. Subsidiary. . . .   -        8,148       -        23,148
 Businesses Held for
    Sale . . . . . . . . . .  7,841     9,875     24,335     31,752
                            -------   -------    -------    -------
Pro Forma Building
 Products Group. . . . . . .$ 9,142   $10,295    $23,957    $23,511
                            =======   =======    =======    =======
Operating Income (Loss)
- - -----------------------
Building Products Group. . .$  (787)  $(2,067)   $(5,443)   $(7,140)
Less impact of:
 Sold U.K. Subsidiary. . . .   -       (1,278)      -        (3,861)
 Businesses Held for
    Sale . . . . . . . . . .   (405)   (1,381)    (4,312)    (3,675)
                            -------   -------    -------    -------
Pro Forma Building
 Products Group. . . . . . .$  (382)  $   592    $(1,131)   $   396
                            =======   =======    =======    =======

Operating Income (Loss)
  Excluding Restructuring
  Expense
- - -------------------------
Building Products Group. . .$  (787)  $(2,067)   $(4,393)   $(7,140)
Less impact of:
 Sold U.K. Subsidiary. . . .   -       (1,278)      -        (3,861)
 Businesses Held for
    Sale . . . . . . . . . .   (405)   (1,381)    (3,412)    (3,675)
                            --------  -------    -------    -------
Pro Forma Building
 Products Group. . . . . . .$  (382)  $   592    $  (981)   $   396
                            =======   =======    =======    =======

Building Products Group revenues decreased by $11.3 million or 40.0% in the third quarter of 1994 compared to the same period in 1993. On a year-to-date basis, 1994 revenues decreased by $30.1 million or 38.4% compared to the same period of 1993. The decreases in revenue are primarily a result of excluding the revenues of the sold U.K. Subsidiary from the Company's 1994 operating results and lower revenue levels at the Businesses Held for Sale. Excluding the effect of the sold U.K. Subsidiary and the Businesses Held for Sale, revenues in the three months ended September 30, 1994 decreased $1.2 million from the comparable period of 1993. This decrease is primarily due to lower revenue levels at the Company's Canadian operation, offset in part by higher revenue levels at the Company's Asia/Pacific operations. Excluding the effect of the sold U.K. Subsidiary and the Businesses Held for Sale, revenues in the nine months ended September 30, 1994 increased $.4 million from the comparable period of 1993. The increase in revenue is due to higher revenue levels at the Company's Asia/Pacific operations offset in part by lower revenue levels at the Company's Canadian Building Products operation.

For the quarter ended September 30, 1994, the Building Products Group recorded an operating loss of $.8 million compared with an operating loss of $2.1 million in the third quarter of 1993. On a year-to-date basis, the operating losses were $5.4 million and $7.1 million in 1994 and 1993, respectively. The operating losses in the quarters ended September 30, 1994 and 1993 include operating losses of the Businesses Held for Sale of $.4 million and $1.4 million, respectively. The operating losses in the nine months ended September 30, 1994 and 1993 include operating losses of the Businesses Held for Sale of $4.3 million and $3.7 million, respectively. The operating losses for the nine months ended September 30, 1994 include restructuring charges of $1.0 million related primarily to workforce reductions at the Cupples Division. The operating losses in the three and nine months ended September 30, 1993 includes operating losses of the sold U.K. Subsidiary totalling $1.3 million and $3.9 million, respectively. Exclusive of the effect of the Businesses Held for Sale, the sold U.K. Subsidiary, and restructuring charges, operating losses of the Building Products Group were $.4 million and $1.0 million, respectively, in the three and nine months ended September 30, 1994 compared with operating income of $.6 million and $.4 million, respectively, in the three and nine months ended September 30, 1993. The decrease in quarterly and year-to-date profitability, as adjusted, is primarily a result of lower sales levels at the Company's Canadian operation and declining gross margins at the Company's Asia/Pacific operations due in part to the effect of increased competition on pricing. Additionally, operating results at the Asia/Pacific operations have been adversely affected by increases in selling, general and administrative expenses which are associated with the Company's plan to expand its Far East markets.


Concrete Construction Group
- - ---------------------------

Concrete Construction Group revenues in the third quarter of 1994 increased $2.2 million or 13.0% in relation to the third quarter of 1993. On a year-to-date basis, revenues increased by $3.6 million or 8.0% compared to the same period of 1993. The increase in revenues reflects primarily the impact of improved market conditions in the U.S. For the three and nine months ended September 30, 1994, the Concrete Construction Group reported operating income of $1.5 million and $3.8 million, respectively, compared with operating income of $1.5 million and $2.4 million, respectively, in the three and nine months ended September 30, 1993. Third quarter 1994 operating results were favorably affected by higher revenues offset by slightly lower margins. The 1994 year-to-date operating results include a $1.2 million credit to costs and expenses which was recorded in the first quarter of 1994 as a result of a settlement of backcharge and other claims relating to a project which was substantially complete in 1989. Exclusive of the $1.2 million credit, year-to-date operating income increased $.2 million compared with the same period of 1993. The year-to-date improvement in operating income is primarily the result of increased revenue levels and restructuring actions which have included, among other things, workforce reductions and closure and consolidation of certain sales offices and supply yards, offset in part by adverse weather conditions which affected the first quarter of 1994.


Backlog of Orders
- - -----------------

At September 30, 1994, the backlog of unfilled orders believed to be firm for the Company, excluding the Businesses Held for Sale, which had a combined backlog at September 30, 1994 of approximately $18.0 million, was approximately $160.1 million. On a comparable basis, excluding the Businesses Held for Sale, which had a combined backlog at September 30, 1993 of approximately $17.1 million, the order backlog was approximately $137.2 million at September 30, 1993. Excluding the backlog of the Businesses Held for Sale, approximately $5.2 million of the September 30, 1994 backlog is expected to be performed after one year.


Other Income (Expense)
- - ----------------------

Interest expense for the three months ended September 30, 1994 and 1993 totalled $1.3 million and $1.8 million, respectively. Interest expense for the nine months ended September 30, 1994 and 1993 was $3.6 million and $9.5 million, respectively. The decrease in interest expense is primarily due to the completion of the exchange offer (the "Exchange Offer"), which was effective July 14, 1993, offset in part, by interest expense associated with the Company's domestic credit facility which was funded on May 3, 1993. On a pro forma basis, assuming that the Company's Exchange Offer for its 15.5% Subordinated Debentures, due 2000, had occurred on January 1, 1993, reported interest expense for the three months and nine months ended September 30, 1993 would have been reduced by $.4 million and $6.4 million, respectively.

As discussed above, during the quarter ended September 30, 1994 the Company recorded a charge of $9.8 million in connection with its decision to sell its Cupples Division and its European Operations. The Company recorded a loss of $9.7 million during the quarter ended
September 30, 1993 related to the sale of its U.K. Subsidiary.

Other income (expense) - net for the quarters ended September 30, 1994 and 1993 totalled $(16,000) and $188,000, respectively, and $489,000 for the nine months ended September 30, 1994 compared with $411,000 for the comparable period of 1993.

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


Liquidity and Capital Resources
- - -------------------------------

During the nine months ended September 30, 1994, the Company used approximately $17.3 million of cash to fund its operating activities.
Of this amount, approximately $4.5 million was used to fund restructuring activities, $.8 million was used to pay investment banking and other professional fees incurred in connection with the Company's Exchange Offer which was completed in July of 1993, $1.4 million was paid in connection with certain legal settlements, $4.4 million was used to fund the operating activities of the Businesses Held for Sale, and $1.8 million was used to pay past due interest on the Company's 15.5% Subordinated Debentures, thereby curing the default which existed under such securities. The remaining uses of operating cash during 1994 reflect primarily the funding associated with working capital requirements, including the funding of the Company's year-to-date operating loss and payments made to improve vendor accounts payable aging at the Company's Metal Buildings Group and corporate headquarters. Operating cash flow during the nine months ended September 30, 1994 included the receipt of a $1.7 million settlement payment in February of 1994 for a backcharge claim related to a job which was substantially complete in 1989.

In addition, during the nine months ended September 30, 1994, the Company spent approximately $3.1 million on capital expenditures, most of which were directed toward upgrading and improving manufacturing equipment and data processing systems at the Company's Metal Buildings Group. Cash proceeds from sales of property, plant and equipment and assets held for sale were $1.8 million and $3.6 million, respectively, for the nine months ended September 30, 1994. Cash provided by financing activities during the period consisted primarily of short-term borrowings of $2.5 million ($2.2 million of which related to the Businesses Held for Sale) which were provided under foreign credit facilities to assist in funding local working capital requirements and year-to-date operating losses. As a result, primarily of the above, unrestricted cash and cash equivalents decreased by $13.2 million during the period from December 31, 1993 to September 30, 1994. At September 30, 1994, the Company had $2.5 million of unrestricted cash and cash equivalents. The $2.5 million of unrestricted cash and cash equivalents consisted of $2.0 million of cash located at foreign subsidiaries (excluding the Businesses Held for Sale) which is available to fund local working capital requirements and $.5 million of cash located in the U.S. Under the terms of the Company's domestic credit facility, the Company had available unused credit of $5.5 million at September 30, 1994.

On May 18, 1994, the Company entered into an agreement (the "Amendment") with Foothill Capital Corporation, the current lender under the Company's domestic credit facility (together with the Amendment, the "Credit Facility"), which under its terms, amended the Company's domestic credit facility by increasing the Company's maximum availability under the facility by $10 million from the previous level of $35 million to $45 million, incorporated certain receivables, inventory, and property, plant and equipment of the Company's Canadian operation into the definition of the borrowing base, and extended the term of the facility to May 18, 1999. There were no other significant changes in the overall structure of the Company's domestic credit facility resulting from the Amendment.

Availability under the terms of the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $166,667 per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under the term loan (each together the "Borrowing Base"). At September 30, 1994, the Borrowing Base was $39.5 million and was used to support the $5.0 million term loan and $29.0 million of outstanding letters of credit and related guarantees which were used to support primarily the Company's workers' compensation and bonding programs.

In addition to the Credit Facility, borrowing arrangements are in place at the Company's Asia/Pacific operations to assist in supporting local working capital requirements and bonding programs. The outstanding balance of such short-term loans payable at September 30, 1994 was $.5 million. At September 30, 1994 the Company had in place at its Asia/Pacific operations available unused lines of credit of $.3 million and available letter of credit and performance guarantee facilities of $3.0 million of which $2.4 million was outstanding.

At September 30, 1994, the Company had, on a worldwide basis, excluding the Businesses Held for Sale, outstanding letters of credit and related guarantees of $30.2 million and performance guarantees of $5.9 million. Of these amounts, approximately $23.8 million support liabilities which are recorded in the Company's balance sheet and $12.3 million relate primarily to letters of credit and other performance guarantees issued to support bonding programs.


Outlook
- - -------

As a result primarily of the funding requirements for working capital growth and capital expenditures programs at the Company's Metal Buildings and Concrete Construction Groups, operating losses at certain of the Businesses Held for Sale, and funding required for trailing liabilities and restructuring programs, the Company's existing liquidity situation remains very tight. Additionally, a significant and increasing portion of the Company's credit availability is being utilized to provide letters of credit as collateral to support bonding requirements, primarily at the Company's Concrete Construction Group. Based on current projections, the Company anticipates its bonding requirements for its Concrete Construction Group will increase dramatically in the fourth quarter of 1994, thereby placing additional strain on the Company's liquidity.

In view of the Company's existing liquidity situation, along with the projected working capital and capital expenditure needs for the Company's existing businesses and the anticipated additional bonding requirements relating primarily to the Concrete Construction Group, the Company hired an outside investment banking firm to explore the possibility of selling the Company's Concrete Construction Group. On November 3, 1994, the Company entered into a letter of intent (the "Concrete Letter of Intent") to sell its Concrete Construction Group to an entity which is controlled by the Company's Chief Executive Officer (the "Buyer") for total consideration consisting of $11.5 million of cash, a $3.0 million promissory note payable over three years and the assumption of certain liabilities. The cash consideration to be received will be adjusted for changes in the Concrete Division's balance sheet occurring between the sale measurement date and the closing date. The sale of the Concrete Division, if consummated, is expected to close in the fourth quarter of 1994 and will result in a book gain. The Concrete Letter of Intent is contingent upon, among other things, the negotiation and execution of a definitive agreement (the "Definitive Agreement") for the purchase and sale of the Concrete Division on or before November 30, 1994 and obtaining necessary consents of third parties. If a Definitive Agreement cannot be reached by November 30, 1994, and the parties do not mutually agree to extend the date, the Concrete Letter of Intent will terminate by its terms.

The proceeds from the sale of the Concrete Division are expected to be used primarily in funding working capital requirements and capital expenditures initiatives at the Company's Metal Buildings Group and Asia/Pacific Building Products operations, and to provide for the Company's substantial funding requirements associated with trailing liabilities related to sold and discontinued businesses and restructuring programs. Additionally, the sale of the Concrete Division will also improve liquidity by decreasing related letter of credit collateral requirements associated with the Concrete Division's bonding needs.

Upon the completion of the sales of the Businesses Held for Sale and the proposed sale of the Concrete Division, the Company's remaining core businesses will consist of the Metal Buildings Group which has sales and operations primarily throughout North America and, to a lesser extent, the Far East, and the Building Products Group which has sales and operations primarily throughout the Asia/Pacific region and, to a lesser extent, Canada.

On a pro forma basis, assuming that the Company had completed its Exchange Offer at the beginning of January 1993, and that the sale of the U.K. Subsidiary, the proposed sales of the Cupples Division, European Operations and the Concrete Division had occurred at the beginning of the periods presented, the operating results for the Company's ongoing businesses would be as follows:

                                      Three Months Ended              Nine Months Ended
                                         September 30                    September 30
                                      ------------------             ------------------
                              1994     1993        1994      1993
                            -------- --------    --------  --------
                                      (Thousands, except             (Thousands, except
                                        per share data)                per share data)
                                          (Pro Forma)                    (Pro Forma)
Revenue. . . . . . . . . . .          $76,006    $71,348    $206,424 $180,098
                                      =======    =======    ======== ========

Income (loss) from
  continuing
  operations . . . . . . . .          $   (90)   $   485    $ (2,851)$ (1,229)
                                      =======    =======    ======== ========

Loss from discontinued
  operations . . . . . . . .          $(6,000)   $  -       $ (6,000)$   -
                                      =======    =======    ======== ========

Net income (loss). . . . . .          $(6,090)   $   485    $ (8,851)$ (1,229)
                                      =======    =======    ======== ========

Net income (loss) per
  common share from
  continuing operations. . .          $  (.01)   $   .04    $   (.18)$   (.11)
                                      =======    =======    ======== ========

Net income (loss) per
  common share from
  discontinued
  operations . . . . . . . .          $  (.38)   $  -       $   (.38)$   -
                                      =======    =======    ======== ========

Net income (loss) per
  common share . . . . . . .          $  (.39)   $   .04    $   (.56)$   (.11)
                                      =======    =======    ======== ========

Weighted average number
  of common shares
  outstanding. . . . . . . . 15,773    11,062     15,773     11,059
                                      =======    =======    ======== ========

Backlog (as of
  September 30, 1994 and
  1993). . . . . . . . . . .                    $110,625   $ 88,103
                                                ========   ========

The income from continuing operations and net income (loss) for the three and nine months ended September 30, 1994 which is shown above, includes restructuring charges of $2.1 million and $2.2 million, respectively. Additionally, the net income (loss) for the three and nine months ended September 30, 1994 includes charges related to discontinued operations of $6.0 million. Also, the income from continuing operations and net income (loss) for the nine months ended September 30, 1993 includes a credit of $1.8 million related to the favorable settlement of certain lease obligations which was recorded by the Company in the second quarter of 1993.

In the event that the sale of the Concrete Division, as contemplated, is not consummated, the Company expects that it will be required to take additional actions to improve its liquidity including the possible curtailment in the growth of existing businesses, possible sales and divestiture of businesses or a possible equity or debt offering. Additionally, as a result of the operating losses incurred in 1994 by the Company's Asia/Pacific and Canadian Building Products operations, the Company is assessing the future market potential of these operations while continuing to implement previous restructuring actions, and is evaluating the need for further restructuring and cost reduction measures at these operations to properly size these businesses to current operating levels.

                                PART II
                           OTHER INFORMATION
                           -----------------



Item 1.  Legal Proceedings

         Information describing certain of the Company's legal proceedings and environmental matters is included in Part I,
         Item 1, in Note 6 to the "Notes to the Condensed Consolidated Financial Statements," and in Part I, Item 2, in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Litigation" and "Environmental Matters," and is hereby incorporated by reference.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 11 -  Computation of Earnings (Loss) per Common
                            Share, filed herewith.


         (b)  Reports on Form 8-K:

              There were no reports filed on Form 8-K during the third quarter of 1994 or through the date of this filing.

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







                                ROBERTSON-CECO CORPORATION
                                --------------------------
                                        (Registrant)





                       By:      John C. Sills
                                ------------------------------
                                John C. Sills
                                Executive Vice President and
                                  Chief Financial Officer






November 14, 1994
- - -----------------

                      ROBERTSON-CECO CORPORATION
                             EXHIBIT INDEX
                      --------------------------


EXHIBIT 11 -   Computation of Earnings (Loss) Per Common Share