Form 10-K
ROBERTSON CECO CORP
filed 1995-03-30
CIK 868635

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K

Annual report ("Report") pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 (FEE REQUIRED)

Commission file number 1-10659

                         ROBERTSON-CECO CORPORATION
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                 36-3479146
-------------------------------           ------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    222 Berkeley Street, Boston, Massachusetts               02116
----------------------------------------------------    --------------
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (617) 424-5500
                                                        --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                           ON WHICH REGISTERED
       --------------------                   --------------------------------
Common Stock, par value, $0.01 per share          New York Stock Exchange
----------------------------------------      --------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                   None
------------------------------------------------------------------------------
                              (Title of Class)

 The aggregate market value of the voting stock held by non-affiliates of the Registrant was $20,499,403 based upon the closing sales price of Registrant's common stock on the New York Stock Exchange on March 17, 1995. (The value of shares of common stock held by executive officers and directors of the Registrant and their affiliates has been excluded.)

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
                             Yes    X    No
                                  -----     -----

 Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

 As of March 17, 1995, 16,096,562 shares of common stock of the Registrant were outstanding.

 Portions of the Registrant's definitive proxy statement for Registrant's
1994 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of Registrant's fiscal year covered by this report ("Report") are incorporated by reference into Part III.

                        ROBERTSON-CECO CORPORATION

                             Table of Contents

                                  PART I


       Page
       -----------------------------------------------------------

Item 1.   Business . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . .  6

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . .  7

Item 4.   Submission of Matters to a Vote of Security Holders .    8

Item 4.1  Executive Officers of the Registrant . . . . . . .  8


                                 PART II

          -----------------------------------------------------------
Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters. . . . . . . . . . . . . . . 10

Item 6.   Selected Financial Data. . . . . . . . . . . . . . 11

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . 14

Item 8.   Financial Statements and Supplementary Data. . . . 27

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . 60


                                 PART III

          -----------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant. .   61

Item 11.  Executive Compensation . . . . . . . . . . . . . . 61

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . 61

Item 13.  Certain Relationships and Related Transactions . . 61


                                  PART IV

          -----------------------------------------------------------

ITEM 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . 62

          Signatures . . . . . . . . . . . . . . . . . . . . 63

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

  The Company and its subsidiaries operate in two segments: (1) the Metal Buildings Group, which is engaged in the manufacture, sale and installation of pre-engineered metal buildings for commercial and industrial users; and (2) the Building Products Group, which provides construction services and at certain locations is engaged in the manufacture, sale and installation of non-residential building components, including wall, roof and floor systems. Most of the products and services which the Company manufactures and sells are used in the construction of buildings, including commercial and industrial buildings, schools, offices, hospitals and multi-family dwellings. The Company considers all aspects of its business to be highly competitive. The Company's business is both seasonal and cyclical in nature and, as a consequence, has certain working capital needs which are characteristic of the industry in which the Company conducts its business. At a time of increased construction activity, the Company has a need for increased working capital which traditionally has been funded principally by short-term bank borrowings and letters of credit.

  As a result of the significant, negative impact on operations and liquidity caused by the severe recession in the worldwide non-residential construction markets, and the unlikelihood that a turnaround in the economy would occur in the near future, during the third quarter of 1991, the Company began to develop a restructuring plan designed to improve its operational and financial performance. In connection with this restructuring plan, during the first quarter of 1992, the Company sold (a) certain of its domestic building products and construction businesses, including the operations of the Ceco Door Products, the Ceco Entry Systems and the Ceco/Windsor Door operating units of the Company (collectively, the "Door Business"), acquired as part of the Combination, and the portion of the Company's H. H. Robertson Company
(USA) operating unit engaged in the design, fabrication, marketing, sale and erection of industrial and architectural wall, roof and other building products systems (the "X-1 Business") for approximately $135 million, (b) its floor and deck business (the "Floor Business") for $2.4 million and (c) its subsidiary located in South Africa (the "South African Subsidiary" and, together with the X-1 Business and the Floor Business, the "Sold Businesses") for $5.3 million. The Company's 1990 results of operations were reclassified to reflect the Door Business as a discontinued operation. The Sold Businesses represented a portion of a segment and operated as part of the Company's Building Products Group. In November 1993, the Company sold for no cash consideration, its subsidiary located in the United Kingdom (the "U.K. Subsidiary") which also operated as part of the Company's Building Products Group.

  During the fourth quarter of 1994, the Company sold its remaining U.S. Building Products operation, the Cupples Products Division (the "Cupples Division") which manufactures curtainwall systems, to a newly formed Company owned by a member of the Company's Board of Directors, and commenced a plan to sell or dispose of its remaining European Building Products operations (the "European Operations"). The sale of the Cupples Division was completed December 27, 1994. The Company is currently in the process of implementing its plan to sell or dispose of its European Operations. The operating results of the Company's Cupples Division and the European Operations are included in the financial statements for periods prior to September 30, 1994. Also during the fourth quarter of 1994, the Company entered into a Letter of Intent for the sale of its Concrete Construction Group ("the Concrete Division"), to an entity owned by a company which is controlled by the Company's Chief Executive Officer. The sale of the Concrete Division was completed on March 3, 1995. The sale price was $11.5 million cash, adjusted to reflect an as of October 1, 1994 sale date, a $3 million interest bearing note which is payable over three years (the "Concrete Note") and the assumption of certain liabilities by the purchaser. Upon the closing of the sale, the Company received $8.0 million of cash, after adjustments. The Concrete Note was subsequently assigned to an unrelated third party pursuant to the settlement of certain litigation (see "Legal Proceedings") which is not related to the Concrete Division. The Concrete Division had previously operated as a separate business segment and, as a result of the sale, the Company's results of operations for the periods from 1990 to 1994 have been reclassified to reflect the Concrete Division as a discontinued operation.

  In addition to the sale of the businesses discussed above, a series of other operational restructuring actions were taken in 1992, 1993 and 1994. Operational restructuring actions included downsizing the corporate headquarters, exiting unprofitable businesses and product lines, closing excess plants and redistributing manufacturing operations and equipment from closed operations, consolidating and improving capacity and cost effectiveness at remaining plants, relocating certain product lines, reducing work force levels and consolidating certain financial and administrative functions.

  In addition, significant financial restructuring actions were completed during 1992, 1993 and 1994. (See "Managements Discussion and Analysis of Financial Condition and Results of Operations.")


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

  The Company's pre-engineered metal buildings are designed and manufactured at plants in California, Iowa, Mississippi and North Carolina, and in Ontario, Canada. The buildings are sold through builder/dealers located throughout the U.S. and Canada. In addition to sales in North America, in recent years the Company has been selling its buildings to a growing Asian market. Sales to these markets are made both through local unaffiliated dealers and by Company salespersons. The principal materials used in the manufactured buildings are hot and cold rolled steel products that are readily available from many sources. The buildings consist of four components: primary structural steel, secondary structural steel, cladding, and accessories (doors, windows, flashing, etc.). The buildings are erected by the dealer network supplemented by subcontractors and, in certain cases, by Company erection crews.

  The Company faces competition from many other manufacturers. Price and service are the primary competitive features in this market. The Metal Buildings Group accounted for 56%, 69% and 81% of the Company's revenue (before intersegment eliminations) in 1992, 1993 and 1994, respectively.


BUILDING PRODUCTS

  The Building Products Group provides construction services with respect to: (a) insulated and non-insulated roofing, siding and exterior wall panels;
(b) fluted steel roofs and decks and fluted and cellular steel floor and deck and related supplies and accessories; (c) louvers and ventilators; and (d) architectural wall systems. In connection with an agreement pursuant to which the Company sold the Door Business and the X-1 Business, the Company (a) sold its United States building products businesses, other than its Cupples Division and (b) agreed not to compete in the United States with respect to the building products businesses which were sold. During 1994, the Company sold its Cupples Division and commenced actions to sell or dispose of the remaining European Operations. The principal materials used by the Company in the manufacture of its building products are coiled steel (both galvanized and prepainted), coiled and sheet aluminum, glass synthetic resins and metal fastening devices. These materials are readily available from multiple sources.

  The principal geographic areas in which the Company's ongoing Building Products services and products are sold are Asia and the Pacific Rim, Australia and Canada. The Company's Building Products Group competes with a number of companies who provide such services and distribute competing product lines, including manufacturers of metal building products which are similar to those provided by the Company. Further competition comes from manufacturers using other materials such as concrete, brick, gypsum products, glass and reinforced plastics. Price, service, warranty, product and installation performance each affect competition for the Company's building products.

  The Building Products Group accounted for 44%, 31% and 19% of the
Company's revenues (before intersegment eliminations) in 1992, 1993 and 1994, respectively.

  Refer to Note 17 to the Consolidated Financial Statements for information concerning the Company's business segments.


SEASONALITY

  The Company operates in the construction and commercial building sectors with a significant portion of the Company's revenues concentrated in North America. As a result, the Company considers its business to be seasonal in nature and operating results are in part effected by the severity of weather conditions.


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

  For material, backlog is determined primarily based upon receipt of a letter of intent or purchase order from the customer; for erection work, backlog is determined based primarily on receipt of the customer contract or letter of intent. The Company reduces its backlog upon recognition of the related revenue. At December 31, 1994, the backlog of unfilled orders believed to be firm for the Company's ongoing businesses was approximately $100.8 million. On a comparable basis, adjusted for the sale of the Cupples Division, the European Operations and the Concrete Division, which together at December 31, 1993 had a combined backlog of approximately $67.3 million, the order backlog was approximately $84.1 million at December 31, 1993. Substantially all of the December 31, 1994 backlog is expected to be performed in 1995.


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


ENVIRONMENTAL CONTROLS

  The Company's manufacturing activities have generated and continue to generate materials classified as hazardous wastes. The Company devotes considerable resources to compliance with legal and regulatory requirements relating to (a) the use of these materials, (b) the proper disposal of such materials classified as hazardous wastes and (c) the protection of the environment. These requirements include clean-ups at various sites. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and such liability can be reasonably estimated. Based upon currently available information, including the reports of third parties, management does not believe that the reasonably probable loss in excess of the amounts accrued in the Company's consolidated financial statements would be material. However, no assurance can be given that any future discovery of new facts and the application of the Company's legal and regulatory requirements to those facts would not be material and would not change the Company's estimate of costs it could be required to pay in any particular situation (See "ENVIRONMENTAL MATTERS").


EMPLOYEES

  At December 31, 1994, the Company employed at its ongoing businesses (excluding 1,183 employees at the Company's former Concrete Division which was sold March 3, 1995 and 94 employees of the European Operations which are held for sale or disposition at December 31, 1994) approximately 1,641 persons worldwide and was a party to collective bargaining agreements with various labor unions covering approximately 119 U.S. employees and 93 foreign employees. Work stoppages are generally a possibility in connection with the negotiation of collective bargaining agreements, although the Company believes that its employee relations are generally satisfactory.


FOREIGN OPERATIONS

  The Company owns subsidiaries or directly conducts operations in several foreign countries. For the year ended December 31, 1994, foreign operations accounted for 21% of the Company's revenues before inter-area eliminations, and at December 31, 1994, foreign operations accounted for 20% of the Company's total assets (before adjustments and eliminations). The Company's foreign investments and businesses result in several risks to the Company's financial condition and results of operations, including potential losses through currency exchange rate fluctuations, expropriation of assets, restrictions upon the repatriation of capital and profits, and foreign governmental regulations discriminating against non-domestic companies (see
Note 17 to the Consolidated Financial Statements).


ITEM 2.    PROPERTIES
      ----------

  The Company maintains and operates manufacturing plants world-wide to produce the products and materials required by its business activities. The listing below identifies those manufacturing facilities of the Company's ongoing businesses which are currently used in the Company's business and identifies the business segments that use the properties. These facilities are owned by the Company. All of the Company's manufacturing facilities are pledged as collateral in connection with the Company's credit facilities.


MANUFACTURING PLANT           BUSINESS SEGMENT
-------------------           ----------------

Monticello, Iowa              Metal Buildings
Lockeford, California         Metal Buildings
Mt. Pleasant, Iowa            Metal Buildings
Rocky Mount, North Carolina   Metal Buildings
Columbus, Mississippi         Metal Buildings
Hamilton, Ontario, Canada     Metal Buildings
Revesby, N.S.W., Australia    Building Products


  Each of the Company's manufacturing plants is an operating facility, designed to produce particular items. The productive capacities of these plants are adequate to serve the Company's business needs at a volume at least equal to that achieved in 1994.


ITEM 3.    LEGAL PROCEEDINGS
      -----------------

LAWSUITS

  Three related lawsuits were filed by or against the Company in 1990 and 1991 and are pending in the Supreme Court of the State of New York [Cupples Product Division of H.H. Robertson Company v. Morgan Guaranty Trust Company of New York, et al (the "New York Litigation"); Ace Contracting Company, a Division of Cell-San Construction Company, Inc. v. Morgan Guaranty Trust Company of New York, et al; H. Sand & Co., Inc. v. Morgan Guaranty Trust Company of New York]. The lawsuits arise out of the construction of new headquarters for Morgan Guaranty Trust Company of New York ("Morgan") at 60 Wall Street, New York, New York. Cupples acted as a subcontractor for the provision and erection of custom curtainwall for the building. Morgan and Tishman Construction Company of New York ("Tishman"), the general contractors for the project, have claimed that the Company and Federal Insurance Company ("Federal"), as issuer of a performance bond in connection with the Company's work, are liable for $29.9 million in excess completion costs and delay damages due to the Company's alleged failure to perform its obligations under its subcontract. The Company has taken action to enforce a $5.0 million mechanic's lien against the building and seeks to recover more than $10.0 million in costs and damages caused by Tishman's breach of the subcontract with the Company. Ace Contracting Company and H. Sand & Co., Inc. each joined the Company as a necessary party, due to the existence of the Company's mechanic's lien, to mechanics liens actions brought by those parties, against other parties. In March 1995, the Company and Federal entered into an agreement under which Federal has agreed to hold the Company harmless from claims pending in the New York Litigation. Under the agreement, Federal will assume control of the New York Litigation (see Note 14 to the Consolidated Financial Statements).

  In February 1994, the Company filed suit in state court in Iowa against Alaska Industrial Development and Export Authority ("AIDEA"), Olympic Pacific Builders, Inc. ("OPB") and Strand Hunt Corp. ("Strand Hunt") and others alleging breach of contact, tortious interference with contractual relations, negligence and misrepresentation, and seeking payment of amounts owed to the Company and other damages in connection with a pre-engineered metal building in Anchorage, Alaska. The Company fabricated the building for OPB, which in turn supplied the building to Strand Hunt, as general contractor for AIDEA.
In March 1994, Strand Hunt filed suit in the Superior Court for the State of Alaska against a number of parties, including the Company and its surety. Strand Hunt has alleged against the Company breach of contract, breach of implied warranties, misrepresentation and negligence in connection with the fabrication of the building and seeks damages in excess of $10 million. The Company answered the Alaska suit and asserted the claims made in the Iowa action as counterclaims against the other parties. In addition, cross-claims of a similar nature to those of Strand Hunt have been made against the Company by several of the other parties. The Company believes that it is entitled to payment and that it has meritorious defenses against the claims of Strand Hunt and the cross claims of the other parties.

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


ENVIRONMENTAL MATTERS

  The Company has completed its investigation of two owned disposal sites in Beaver County, Pennsylvania formerly used by Robertson to dispose of plant wastes from the Company's former Ambridge, Pennsylvania, manufacturing facility. The Company has submitted its reports of findings to the Pennsylvania Department of Environmental Resources ("PDER") and has submitted work plans for remedial activities for both sites to the PDER for its consideration and approval. The Company also is in the process of negotiating a Consent Order and Agreement to memorialize an agreed upon approach to remediate these sites. In another matter, the Company has submitted a proposal to the Illinois Environmental Protection Agency ("IEPA) regarding an appropriate work plan for the closure of an owned hazardous waste storage facility for electric arc furnace dust generated from Ceco's former Lemont, Illinois, steel mill facility. Environmental closure at this site is substantially complete. A closure unit has been constructed and a post-closure groundwater monitoring well system has been installed and is currently in operation. The Company has entered into discussions with the IEPA regarding what further conditions they will require to secure final closure at this site. The Company has recorded reserves in amounts which it considers to be adequate to cover the probable and reasonably estimable costs which may be incurred in relation to these matters. However, no guarantee can be made that the relevant governmental authorities will accept the remediation plans or actions proposed by the Company or the position taken by the Company as to its legal responsibilities and therefore that more costly remediation efforts will not be required.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      ---------------------------------------------------

  During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of security holders.


ITEM 4.1.  EXECUTIVE OFFICERS OF THE REGISTRANT
      ------------------------------------

  The following table sets forth certain information regarding the executive officers of the Company as of March 24, 1995.


Name                  Age           Position
----                  ---           --------

Andrew G. C. Sage, II 69            Chairman
Michael E. Heisley    58            Chief Executive Officer and
                                     Vice Chairman
E.A. Roskovensky      49            President and Chief Operating
                                     Officer
John C. Sills         39            Executive Vice President and
                                     Chief Financial Officer
George S. Pultz       43            Vice President, General Counsel
                                      and Secretary


  Mr. Andrew G. C. Sage, II is Chairman (since July 1993) of the Company.
Mr. Sage also served as President (from November 1992 until July 1993) and Chief Executive Officer (from November 1992 until December 1993) of the Company. Mr. Sage is also President of Sage Capital Corporation ("Sage Capital"), a general business and financial management corporation specializing in business restructuring and problem solving. Prior to the formation of Sage Capital in 1989, Mr. Sage was a consultant to and/or a director of Heico, Inc., Pettibone Corporation and USIF Real Estate. Mr. Sage is a director of Computervision Corporation, Fluid Condition Products, Tom's Foods, Inc. and Pettibone Corporation.

  Mr. Heisley is Chief Executive Officer and Vice Chairman (since December
1993) of the Company.   Mr. Heisley is Chairman of the following companies:
Davis Wire Corporation (since 1991), a manufacturer of steel wire; Tom's Foods, Inc. (since 1993), a manufacturer and distributor of snack foods; and Nutri/System, L.P. (since 1993), a national weight maintenance company. He is also a Chairman of the Executive Committee of Pettibone Corporation (since
1988), a diversified manufacturing company and director of Envirodyne, Inc. (since 1994).

  Mr. Roskovensky is President and Chief Operating Officer (since November
1994) of the Company. Prior to being elected President, Mr. Roskovensky served the Company as President of the Company's Metal Buildings Group (from February 1994). He is also the President and Chief Executive Officer of Davis Wire Corporation (from 1991), a manufacturer of steel wire. Prior to 1991, Mr. Roskovensky was the President of USS - POSCO Industries (from 1986 to
1990), a steel mill joint venture company between USX Corporation and Pohang Iron & Steel of the Republic of Korea.

  Mr. Sills is Executive Vice President and Chief Financial Officer (since November 1994) of the Company. Prior to being elected Chief Financial Officer, Mr. Sills was Vice President and Controller of the Company (from May 1992 to November 1994). Prior to joining the Company, Mr. Sills was employed at Price Waterhouse (from 1981 through 1992), a public accounting firm.

  Mr. Pultz is Vice President, General Counsel and Secretary (since
January 1993) of the Company. Prior to joining the Company, Mr. Pultz was Assistant General Counsel and Assistant Secretary (from 1990 to 1993) and Assistant Corporate Counsel (from 1985 to 1990) of M/A-COM Inc., a manufacturer of microwave electronic components and subsystems. In addition, Mr. Pultz served as director (from 1988 to 1990) of Meteor Message Corporation, a start-up global positioning and messaging services provider. Mr. Pultz was also Clerk (from 1989 to 1993) of Filcom Microwave Inc., a microwave filter assembly maker.

                                   PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS
       ------------------------------------------------------------

COMMON STOCK

  The Company's Common Stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "RHH". The following table sets forth the high and low sale prices per share of the Common Stock as reported on the NYSE Composite Transaction Reporting System during the calendar periods indicated. Under the terms of the Company's current credit facility, the Company is restricted from paying cash dividends on its Common Stock. The Company did not pay cash dividends on the Common Stock during the periods set forth below.



                                              High (1)         Low (1)
                                            -----------       ------------
Calendar 1994
  First Quarter. . . . . . . . . . .  $ 4   -       $ 2    7/8
  Second Quarter . . . . . . . . . .    3   1/8       2    3/8
  Third Quarter. . . . . . . . . . .    4   -         2    1/2
  Fourth Quarter . . . . . . . . . .    4   -         3    -

Calendar 1993
  First Quarter. . . . . . . . . . .   11 11/32       6   3/16
  Second Quarter . . . . . . . . . .    9  9/32       3   3/32
  Third Quarter. . . . . . . . . . .    4   7/8       4    1/8
  Fourth Quarter . . . . . . . . . .    3   5/8       2    1/2


  (1) On July 23, 1993, a 1 for 16.5 reverse stock split of the Company's Common Stock became effective. This reverse stock split followed the issuance as of July 14, 1993 of 10,178,842 shares, after giving effect to the reverse stock split, in exchange for $63,733,867 principal amount of the Company's 15.5% Subordinated Debentures due 2000 and 500,000 shares of the Company's Preferred Stock pursuant to an exchange offer for such debentures and preferred stock consummated on that date (See Note 10 to the Consolidated Financial Statements). The high and low sales prices per share of Common Stock prior to July 23, 1993 are adjusted for the above reverse stock split.

  There were approximately 2,710 holders of record of the Company's Common Stock as of March 17, 1995. Included in the number of stockholders of record are stockholders who held shares in "nominee" or "street" name. The closing price per share of the Company's Common Stock on March 17, 1995, as reported under the NYSE Composite Transaction Reporting System was $2-7/8.

ITEM 6.     SELECTED FINANCIAL DATA
       -----------------------

  Set forth below are historical financial data concerning the Company at December 31, 1990, 1991, 1992, 1993 and 1994 and for each of the five years in the period ended December 31, 1994. These data have been derived from the audited consolidated financial statements of the Company for such periods, some of which are presented elsewhere herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Report.


Statements of Operations Data (a)(b)(c)(h)(i):
(In thousands, except share data)

                                        Year Ended December 31
                         --------------------------------------------------
                           1990    1991      1992    1993(e)  1994
                         --------         ---------        ---------        --------  --------
Net revenues . . . . . . $535,348         $ 566,510 $331,891      $315,657  $309,355
                         --------         --------- --------      --------  --------
Costs and expenses:
  Cost of Sales. . . . .  460,346  506,135  292,652  272,312 264,910
  Selling, general and
    administrative . . .   76,174   89,247   68,238   50,766  44,516
  Restructuring expense
    (income) . . . . . .   (2,105)  33,170    9,208      -     3,420
                                  --------         ---------      --------  --------  --------
  Total costs and expenses . . . . 534,415  628,552  370,098 323,078         312,846
                                  --------         ---------      --------  --------  --------
Operating income (loss).      933  (62,042) (38,207)  (7,421) (3,491)
Interest expense . . . .  (11,861) (20,867) (15,267) (10,727) (4,634)
Gain (loss) on businesses
  sold/held for sale . .      -    (25,371)  (1,132)  (9,700)(11,400)
Other income (expense), net. . . .   2,893    2,081   (6,790)    622   832
                                  --------         ---------      --------  --------  --------
Income (loss) from continuing
  operations before income
  taxes. . . . . . . . .   (8,035)(106,199) (61,396) (27,226)(18,693)
Income taxes . . . . . .    2,552    2,030    1,205        9     256
                                  --------         ---------      --------  --------  --------
Income (loss) from
  continuing operations.  (10,587)(108,229) (62,601) (27,235)(18,949)
Income (loss) from
  discontinued operations. . . . .  (2,095) (16,573)  (8,544)  2,132          (2,811)
Extraordinary gain on
  debt exchange. . . . .      -        -        -      5,367     -
Cumulative effect of
  accounting change (f).      -        -        -     (1,200)    -
                                  --------         ---------      --------  --------  --------
Net income (loss). . . . $(12,682)        $(124,802)$(71,145)     $(20,936) $(21,760)
                                  ========         =========      ========  ========  ========
Earnings (loss) per common share(d):
  Continuing operations. $ (23.65)        $ (123.57)$ (71.30)     $  (4.40) $  (1.20)
  Discontinued operations. . . . .   (4.57)  (18.87)   (9.70)    .35  (.18)
  Extraordinary item . .      -        -        -        .86     -
  Cumulative effect of
    accounting change (f). . . . .     -        -        -      (.20)  -
                                  --------         ---------      --------  --------  --------
  Net income (loss) per
    common share . . . . $ (28.22)        $ (142.44)$ (81.00)     $  (3.39) $  (1.38)
                                  ========         =========      ========  ========  ========
Weighted average number of
  common shares outstanding (d)        458      878      880   6,217          15,808
                         ======== ======== ======== ========      ========
Cash dividends declared per
  common share . . . . .      -        -        -        -       -
                         ======== ======== ======== ========      ========

/TABLE

Balance Sheet Data (a)(b)(c)(h)(i):
(Thousands)

                                         December 31
                         --------------------------------------------------
                          1990    1991     1992   1993(e)    1994
                                --------         --------- --------        ---------  --------
Working capital surplus
  (deficiency) . . . . .        $ 63,602         $ 51,377        $(101,200) $  4,708  $  9,826
Total assets . . . . . . 539,340         422,937   232,370  181,823          137,400
Long-term debt (current
  portion) (g) . . . . .   3,476 65,964    67,420      390      134
Long-term debt (excluding
  current portion) . . . 108,056 69,897     1,426   45,084   43,421
Stockholders' equity
  (deficiency) . . . . . 155,545 39,874   (34,189) (16,663) (35,693)



(a) The consolidated financial data reflect the results of operations and assets and liabilities of Ceco Industries subsequent to November 1, 1990. See Note 2 of the Notes to Consolidated Financial Statements.

(b) The consolidated statement of operations data exclude the results of operations of the Sold Businesses subsequent to December 31, 1991. For purposes of the consolidated balance sheet data, the Sold Businesses were recorded as net assets held for sale at December 31, 1991.

(c) The consolidated statement of operations data exclude the results of operations of the Company's sold U.K. Subsidiary for periods subsequent to September 30, 1993. The consolidated balance sheet data exclude the assets and liabilities of the sold U.K. Subsidiary for all years subsequent to December 31, 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements.

(d) On July 23, 1993, a 1 for 16.5 reverse split of the Company's common stock became effective. All common stock share amounts and per share data are restated to reflect the reverse split.

(e) The consolidated financial information as of and for the year ended December 31, 1993 includes the effects of the Company's Exchange Offer which was consummated on July 14, 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the Notes to Consolidated Financial Statements.

(f) In the fourth quarter of 1993, the Company adopted Statement of Accounting Standards No. 112 "Employers' Accounting for Post Employment Benefits". See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 19 of the Notes to Consolidated Financial Statements.

(g) As a result of a default under the indenture, the amount of long-term debt (current portion) at December 31, 1992 includes $63,347,000 related to the Company's 15.5% Discount Subordinated Debentures due 2000. See Note 10 of the Notes to Consolidated Financial Statements.

(h) The consolidated statement of operations data exclude the results of operations of the Company's Cupples Division and European Operations for periods subsequent to September 30, 1994. The consolidated balance sheet data exclude the assets and liabilities of the Cupples Division for 1994. At December 31, 1994, the assets and liabilities of the European Operations have been netted and are included in other liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements.

(i) The consolidated statement of operations data has been reclassified to reflect the Concrete Division as a discontinued operation. For purposes of the consolidated balance sheet data, the assets and liabilities of the Concrete Division have been netted and recorded as assets held for sale - current at December 31, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ---------------------------------------------------------------

RESULTS OF OPERATIONS

OVERVIEW OF OPERATIONAL AND FINANCIAL RESTRUCTURING ACTIONS

  During the past several years, the Company has been adversely affected by the worldwide recession in most segments of the construction industry in which it operates and as a result has incurred significant operating losses and has experienced severe liquidity problems. To address these problems, the Company has developed and implemented, or is in the process of implementing a number of operational and financial restructuring plans. The significant operational and financial restructuring actions which have taken place or were in process during 1992, 1993, 1994 and the first quarter of 1995 are discussed below.

  On February 3, 1992, the Company sold its door business (the "Door Business") and certain of its U.S. domestic building products and construction businesses (the "X-1 Business") for $135.0 million (the "Disposition"). Additionally, during the first quarter of 1992, the Company sold its floor and deck business and its South African Subsidiary for $2.4 million and $5.3 million, respectively. The sale of the Door Business is reflected as a discontinued operation and the sale of the X-1 Business, the floor and deck business and the South African Subsidiary (collectively the "Sold Businesses"), which operated as part of the Company's Building Products Group, are reflected as disposals of portions of a segment of a business.

  On November 9, 1993, the Company sold, for no cash consideration, its subsidiary located in the United Kingdom (the "U.K. Subsidiary"). In connection with the sale, the Company recorded a charge of $9.7 million in the third quarter of 1993. The operating results and cash flows of the U.K. Subsidiary are included in the Company's financial statements through the year ended 1992 and for the period from January 1, 1993 through September 30, 1993, which was determined to be the measurement date. During 1992 and the nine month period ended September 30, 1993, the U.K. Subsidiary recorded revenues of $33.7 million and $23.1 million, respectively, and losses from continuing operations of $13.2 million and $4.4 million, respectively.

  On December 27, 1994, the Company sold the business and assets of its remaining U.S. Building Products operation, the Cupples Products Division (the "Cupples Division"), which manufactures curtainwall systems, to a newly formed company owned by a member of the Company's Board of Directors, for $.8 million cash and the assumption of certain liabilities by the purchaser. Pursuant to the terms of the sale agreement, the Company transferred certain contingent future rights to receive up to $.9 million of the proceeds, if any, relating
to a curtainwall project which is in progress.   In connection with the sale,
the Company recorded a $4.8 million loss on sale of businesses in the third quarter of 1994. The operating results and cash flows of the Cupples Division are included in the Company's financial statements for the years ended December 31, 1992 and 1993, and the period from January 1, 1994 through September 30, 1994, the measurement date of the sale. During 1992, 1993 and the nine month period ended September 30, 1994, the Cupples Division recorded revenues of $12.3 million, $12.1 million and $8.3 million, respectively, and losses from continuing operations of $4.7 million, $4.6 million and $3.5 million, respectively.

  During the third quarter of 1994, the Company decided to sell or dispose of its remaining European Building Products operations (the "European Operations"). In connection with the planned sale or disposition of the European Operations, the Company recorded a $6.6 million loss on sale of businesses. For purposes of the December 31, 1994 Consolidated Balance Sheet, the assets and liabilities of the European Operations have been netted and are presented within other liabilities. The operating results and cash flows of the European Operations are included in the Company's financial statements for the years ended 1992 and 1993 and the period from January 1, 1994 through September 30, 1994 which was considered the measurement date. The European Operations recorded revenues of $53.2 million, $29.4 million and $16.1 million during the years ended December 31, 1992 and 1993 and the nine month period ended September 30, 1994, respectively. The European Operations recorded losses from continuing operations of $.7 million, $1.2 million and $1.3 million during the years ended December 31, 1992 and 1993 and the nine month period ended September 30, 1994, respectively.

  The U.K. Subsidiary, the Cupples Division and the European Operations operated as part of the Company's Building Products Group.

  On March 3, 1995, the Company sold the business and assets of its Concrete Construction business (the "Concrete Division") to Ceco Concrete Construction Corp., ("Ceco Concrete"), a newly formed company owned by an entity controlled by the Company's Chief Executive Officer. The consideration consisted of $11.5 million of cash, adjusted to reflect an as of sale date of October 1, 1994, a $3.0 million interest bearing promissory note payable in three equal annual installments, with interest at 7% (the "Concrete Note"), and the assumption of certain liabilities by the purchaser. Upon the close of the sale, the Company received $8.0 million of cash, after adjustments. The Concrete Note was subsequently transferred to an unrelated third party in connection with a settlement agreement (see "LITIGATION" below). The Concrete Division, which represented one of the Company's business segments, has been accounted for as a discontinued operation at December 31, 1994. Accordingly, the results of operations for all periods presented have been reclassified to reflect the Concrete Division as a discontinued operation. The Concrete Division recorded revenues of $69.1 million, $64.3 million and $69.7 million and income (losses) from continuing operations of $(4.7) million, $4.6 million and $5.2 million during the years ended December 31, 1992, 1993 and 1994, respectively. The Company expects that the sale of the Concrete Division will result in a gain for financial statement and tax reporting purposes, which will be recorded in the first quarter of 1995. For purposes of the December 31, 1994 Consolidated Balance Sheet, the assets and liabilities of the Concrete Division have been netted and classified as assets held for sale - current.

  In addition to the sale of the businesses discussed above, a series of other operational restructuring actions were taken in 1992, 1993 and 1994. Operational restructuring actions included downsizing the corporate headquarters, exiting unprofitable businesses and product lines, closing excess plants and redistributing manufacturing operations and equipment from closed operations, consolidating and improving capacity and cost effectiveness at remaining plants, relocating certain product lines, reducing work force levels and consolidating certain financial and administrative functions.

  The significant financial restructuring actions which were completed during 1992, 1993 and 1994 include: reductions in bank loans and certain other indebtedness from certain of the proceeds of the Disposition in February 1992; replacement of the Company's domestic credit facility in April 1993; the completion of an exchange offer for the Company's 15.5% Discount Subordinated Debentures due 2000 for new debt and common stock and the exchange of the Company's outstanding cumulative convertible preferred stock for common stock (the "Exchange Offer") in July 1993; retirement of a $4.0 million facility fee note through the issuance of 1,374,292 shares of common stock in November 1993; the sale of 3,333,333 newly issued shares of the Company's common stock and the transfer of all assets, claims and rights under a foreign project to an entity indirectly controlled by a director of the Company for $10.0 million in December 1993; and an amendment to the Company's domestic credit facility to include the assets of its Canadian operations and expand credit availability in May 1994. Additionally, throughout 1992, 1993 and 1994 the Company made significant reductions in collateral requirements under insurance programs, settled certain lawsuits pending against the Company, and renegotiated and settled certain operating leases and sold excess property and equipment in connection with the Company's downsizing activities.

  As a result of the sales and dispositions noted above, the Company's ongoing businesses currently include (excluding the European Operations) the Metal Buildings Group, which has sales and operations primarily throughout North America and, to a lesser extent, the Far East, and its Building Products Group, which has sales and operations primarily throughout the Asia/Pacific region and, to a lesser extent, Canada (the above hereinafter referred to as "Continuing Businesses").

  The financial information presented in the tables below includes certain financial information concerning the Company's operations as it is presented in the Consolidated Financial Statements of the Company and provides certain pro forma information relating to the Company's Continuing Businesses. Adjustments for Businesses Sold/Held for Sale reflect the exclusion of the operating results for the periods indicated of the Company's businesses which have been sold or, in the case of the European Operations, are currently in the process of sale or disposal. Additionally, the pro forma Interest Expense amounts reflect the effect of the Company's Exchange Offer, assuming that the transaction was completed at the beginning of the period presented. Results of the Concrete Division are excluded, as this business is accounted for as a discontinued operation. The pro forma operating results are not necessarily indicative of what the Company's actual results would have been had such transaction occurred at the beginning of the periods presented and are not necessarily indicative of the financial condition or results of operations for any future period or date.


                                               Year Ended December 31
                                               --------------------------------------
                             1992        1993         1994
                             ----        ----         ----
                                               (In Thousands)
                                               (Unaudited)
  Revenue:
     Metal Buildings. . . .           $187,465     $218,338  $251,584
     Building Products. . .144,426      97,319       60,186
     Intersegment
       Eliminations . . . .    -           -         (2,415)
                                      --------     --------  --------
     As Reported. . . . . .331,891     315,657      309,355
     Businesses Sold/Held
       for Sale . . . . . .(99,276)    (64,554)     (24,337)
                                      --------     --------  --------
     Pro Forma Continuing
       Businesses . . . . .           $232,615     $251,103  $285,018
                                      ========     ========  ========


                                               Year Ended December 31
                                               --------------------------------------
                             1992        1993         1994
                             ----        ----         ----
                                               (In Thousands)
                                               (Unaudited)
  Cost of Goods Sold:
     Metal Buildings. . . .           $162,918     $188,892  $213,948
     Building Products. . .129,734      83,420       53,377
     Intersegment
       Eliminations . . . .    -           -         (2,415)
                                      --------     --------  --------
     As Reported. . . . . .292,652     272,312      264,910
     Businesses Sold/Held
       for Sale . . . . . .(87,623)    (57,903)     (22,555)
                                      --------     --------  --------
     Pro Forma Continuing
       Businesses . . . . .           $205,029     $214,409  $242,355
                                      ========     ========  ========




                                               Year Ended December 31
                                               --------------------------------------
                             1992        1993         1994
                             ----        ----         ----
                                               (In Thousands)
                                               (Unaudited)
  Selling, General and
   Administrative Expense:
     Metal Buildings. . . .           $ 20,368     $ 22,234  $ 22,222
     Building Products. . . 26,428      20,584       12,606
     Corporate. . . . . . . 21,442       7,948        9,688
                                      --------     --------  --------
     As Reported. . . . . . 68,238      50,766       44,516
     Businesses Sold/Held
       for Sale . . . . . .(20,079)    (15,587)      (5,189)
                                      --------     --------  --------
     Pro Forma Continuing
       Businesses . . . . .           $ 48,159     $ 35,179  $ 39,327
                                      ========     ========  ========



                                               Year Ended December 31
                                               --------------------------------------
                             1992        1993         1994
                             ----        ----         ----
                                               (In Thousands)
                                               (Unaudited)
  Restructuring Expense:
     Metal Buildings. . . .           $    -       $    -    $    -
     Building Products. . .  6,410         -          1,345
     Corporate. . . . . . .  2,798         -          2,075
                                      --------     --------  --------
     As Reported. . . . . .  9,208         -          3,420
     Businesses Sold/Held
       for Sale . . . . . . (6,410)        -           (900)
                                      --------     --------  --------
     Pro Forma Continuing
       Businesses . . . . .           $  2,798     $    -    $  2,520
                                      ========     ========  ========



                                               Year Ended December 31
                                               --------------------------------------
                             1992        1993         1994
                             ----        ----         ----
                                               (In Thousands)
                                               (Unaudited)
  Operating Income:
     Metal Buildings. . . .           $  4,179     $  7,212  $ 15,414
     Building Products. . .(18,146)     (6,685)      (7,142)
     Corporate. . . . . . .(24,240)     (7,948)     (11,763)
                                      --------     --------  --------
     As Reported. . . . . .(38,207)     (7,421)      (3,491)
     Businesses Sold/Held
       for Sale . . . . . . 14,836       8,936        4,307
                                      --------     --------  --------
     Pro Forma Continuing
       Businesses . . . . .           $(23,371)    $  1,515  $    816
                                      ========     ========  ========



                                               Year Ended December 31
                                               --------------------------------------
                             1992        1993         1994
                             ----        ----         ----
                                               (In Thousands)
                                               (Unaudited)
  Interest Expense
     As Reported. . . . . .           $ 15,267     $ 10,727  $  4,634
     Businesses Sold/Held
       for Sale . . . . . . (2,113)     (1,009)        (341)
     Exchange Offer . . . .(10,733)     (6,491)         -
                                      --------     --------  --------
     Pro Forma Continuing
       Businesses . . . . .           $  2,421     $  3,227  $  4,293
                                      ========     ========  ========



                                               Year Ended December 31
                                               --------------------------------------
                             1992        1993         1994
                             ----        ----         ----
                                               (In Thousands)
                                               (Unaudited)
  Income (Loss) from Continuing
   Operations:
     Metal Buildings. . . .           $  4,768     $  7,332  $ 15,612
     Building Products. . .(24,117)    (17,443)     (19,207)
     Corporate (including
       domestic interest
       expense) . . . . . .(43,252)    (17,124)     (15,354)
                                      --------     --------  --------
     As Reported. . . . . .(62,601)    (27,235)     (18,949)
     Businesses Sold/Held
       for Sale . . . . . . 19,713      19,905       16,198
     Exchange Offer . . . . 10,733       6,491          -
                                      --------     --------  --------
     Pro Forma Continuing
       Businesses . . . . .           $(32,155)    $   (839) $ (2,751)
                                      ========     ========  ========


YEAR ENDED DECEMBER 31, 1994 COMPARED WITH YEAR ENDED DECEMBER 31, 1993

  OVERVIEW OF RESULTS OF OPERATIONS.  Revenue for the year ended December
31, 1994 was $309.4 million, a decrease of $6.3 million or 2% compared to 1993. The decrease in revenue is primarily a result of excluding the revenues of businesses which were sold, offset by an increase in revenues at the Metal Buildings Group. The revenue of the Continuing Businesses was $285.0 million in 1994 compared to $251.1 million in 1993.

  The Company's gross margin percentage was 14.4% in 1994 compared to 13.7% in 1993. The improvement in the gross margin percentage is largely due to improved margins at the Company's Metal Buildings Group, offset in part by lower margins reported by the Company's Asia/Pacific Building Products operations. Additionally, the gross margin percentage was improved as a result of excluding the U.K. Subsidiary from the 1994 operating results and excluding the Cupples Division operating results from the fourth quarter of 1994.

  Selling, general and administrative expenses decreased by $6.3 million in 1994 compared to 1993. The decrease in selling, general and administrative expenses is primarily a result of excluding the U.K. Subsidiary from the 1994 operating results and excluding the Cupples Division and the European Operations from the fourth quarter of 1994. Selling, general and administrative expenses associated with the Continuing Businesses increased $4.1 million in 1994 compared to 1993. The increase in selling, general and administrative expenses of the Continuing Businesses results from higher costs associated with higher volumes and a $1.2 million non-cash charge recorded in the fourth quarter of 1994 related to a change in the retirement plan at the Company's Asia/Pacific operations (see Note 18). Additionally, in 1993 the Company recorded a $2.8 million credit to selling, general and administrative expenses as a result of favorable settlements of certain litigation.

  For the year ended December 31, 1994, losses from continuing operations were $18.9 million compared with $27.2 million in 1993. The losses from continuing operations include the losses of the Cupples Division and the European Operations through September 30, 1994 which combined were $4.8 million in 1994, and the losses from continuing operations of the Cupples Division and European operations for 1993 and the U.K. Subsidiary through September 30, 1993, which when combined were $10.2 million in 1993. Additionally, losses from continuing operations include an $11.4 million and $9.7 million charge in 1994 and 1993, respectively, associated with the sale or disposition of businesses. Excluding the operating results of the Businesses Sold/Held for Sale and the related charges recorded for Businesses Sold/Held for Sale, the Company's loss from continuing operations for its Continuing Businesses was $2.8 million in 1994 compared to $.8 million in 1993. Such results for 1994 include restructuring charges of $2.5 million related to the Continuing Businesses.

  The following sections highlight the Company's operating results on a segment basis and provide information on non-operating income and expenses (see Note 17).

  METAL BUILDINGS GROUP. For the year ended December 31, 1994, Metal Buildings Group revenues increased by $33.2 million or 15.2% compared to 1993. The 1994 increase in revenues reflects primarily improved market conditions in the United States and Canada. Operating income for the year ended December 31, 1994 was $15.4 million in 1994 compared to $7.2 million in 1993, an increase of $8.2 million or 114%. The increase in operating income is primarily a result of realizing efficiencies associated with higher sales volumes. Additionally, the restructuring and other cost reduction initiatives implemented over the past several years enabled the Metal Buildings Group to increase revenues without increasing overall selling, general and administrative costs.

  BUILDING PRODUCTS GROUP. For the year ended December 31, 1994, Building Products Group revenues decreased by $37.1 million or 38.2% compared to 1993. The decrease in 1994 revenues is a result of excluding the revenues of the sold U.K. Subsidiary from the 1994 revenues, and excluding the revenues of the Cupples Division and the European Operations from the fourth quarter of 1994, offset in part by higher revenue levels at the Company's Asia/Pacific operations. Excluding the effects of the sold U.K. Subsidiary, the Cupples Division and the European Operations, which together recorded revenues of $24.3 million in 1994 and $64.6 million in 1993, Building Products Group revenues increased $3.1 million in 1994. The Building Products Group recorded an operating loss of $7.1 million in 1994 compared to an operating loss of $6.7 million in 1993. The 1994 operating loss includes restructuring charges of $1.3 million, a non-cash charge of $1.2 million recorded to selling, general and administrative expenses related to a change made in the retirement plan at the Asia/Pacific operations (see Note 18), and operating losses of the Cupples Division and the European Operations of $3.4 million through September 30, 1994, excluding a $.9 million restructuring charge. The 1993 operating loss includes losses of the U.K. Subsidiary, the Cupples Division and the European Operations of $8.9 million. Excluding the effects of restructuring charges, the charge related to the Asia/Pacific retirement plan, and the operating losses of the U.K. Subsidiary, the Cupples Division and the European Operations, the Building Products Group recorded an operating loss of $1.2 million in 1994 compared to operating income of $2.2 million in 1993. The decrease in profitability of the remaining Building Products operations is primarily a result of severe competition which adversely affected pricing, losses relating to certain projects and higher selling and administrative costs associated with expanding the Company's Asian markets.

  BACKLOG. At December 31, 1994, the backlog of unfilled orders believed to be firm for the Company's Continuing Businesses was approximately $100.8 million. On a comparable basis, adjusted for the sale of the Cupples Division, the European Operations and the Concrete Division, which at December 31, 1993 had a backlog of approximately $67.3 million, the order backlog was approximately $84.1 million at December 31, 1993. Substantially all of the December 31, 1994 backlog is expected to be completed in 1995.

  OTHER INCOME (EXPENSE).  Interest expense for the year ended December
31, 1994 was $4.6 million compared to $10.7 million in 1993, a decrease of $6.1 million. The decrease in interest expense in 1994 is primarily due to the completion of the Exchange Offer which became effective July 14, 1993. On a pro forma basis, assuming the Exchange Offer had occurred on January 1, 1993, interest expense in 1993 would have been reduced by $6.5 million. Exclusive of the effects of the Exchange Offer and the interest expense related to the businesses sold or held for sale, the increase in interest expense in 1994 over 1993 is primarily the result of the higher costs associated with the Company's new credit facility which was entered into in April of 1993.


  During 1994, the Company sold its Cupples Division and decided to sell or dispose of its remaining European Operations. In connection with the decision to exit these businesses, the Company recorded charges of $11.4 million to operations in 1994. On November 9, 1993, the Company sold its U.K. Subsidiary and in connection with the sale recorded a charge of $9.7 million in the third quarter of 1993. The Company's decision to sell these businesses was based on the current negative economic outlook for these operations which was not expected to improve in the foreseeable future and the estimated cost and effect on liquidity to continue to support and to further restructure and downsize these businesses.

  Other income (expenses) - net for the year ended December 31, 1994 was $.8 million in 1994 compared to $.6 million in 1993.

  INCOME TAXES. At December 31, 1994, the Company had worldwide net operating loss carryforwards of $41.1 million, excluding the European Operations, for tax reporting purposes which are available to offset future income without limitation. Approximately $24.9 million of the tax net operating loss carryforwards relate to domestic operations and are available for use until expiration in the years 2008 and 2009. Foreign net operating loss carryforwards at December 31, 1994 were $16.2 million and expire at various dates in the years 1996 through 2005, exclusive of loss carryforwards associated with European Operations of $6.2 million. The 1993 Exchange Offer resulted in a "Change of Ownership," as defined by Section 382 of the Internal Revenue Code. The effect of that transaction was to limit the Company's ability to utilize its unused U.S. tax loss carryforwards which existed prior to the Change in Ownership. Should another "Change of Ownership" occur, the Company's current domestic loss carryforwards would be further limited (see
Note 13).

  DISCONTINUED OPERATIONS. During 1994 and 1993, the Company recorded charges of $8.0 million and $2.5 million, respectively, reflecting primarily provisions for costs associated with the settlement of claims and disputes associated with the Company's discontinued custom curtainwall operations which were discontinued in 1988. Discontinued operations for the years 1994 and 1993 include income from the Concrete Division of $5.2 million and $4.6 million, respectively.

  LITIGATION. Several contracts related to the discontinued custom curtainwall operations continue to be the subject of litigation. In one of the actions, a lawsuit arising out of the construction of new headquarters for Morgan Guaranty Trust Company of New York ("Morgan") at 60 Wall Street, New York, New York is pending in the Supreme Court of the State of New York [Cupples Products Division of H.H. Robertson Company v. Morgan Guaranty Trust Company of New York, et al (the "New York Litigation")]. The Company's Cupples Division acted as a subcontractor for the provision and erection of the custom curtainwall for the building. Morgan and Tishman Construction Company of New York ("Tishman") the general contractor for the project, claimed that the Company and Federal Insurance Company ("Federal"), as issuer of a performance bond in connection with the Company's work, are liable for $29.9 million in excess completion costs and delay damages due to the Company's alleged failure to perform its obligations under its subcontract. The Company had taken action to enforce a $5.0 million mechanic's lien against the building and sought to recover more than $10.0 million in costs and damages caused by Tishman's breach of the subcontract with the Company. On March 3, 1995, the Company and Federal entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from claims pending in the New York Litigation. Under the agreement, Federal will assume control of the New York Litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3.0 million interest bearing promissory note received from the Company's sale of its Concrete Division, and agreed to pay Federal $1.0 million per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser of the Concrete Division delivered a financial guarantee insurance policy securing payment of the Concrete Note.

  The Federal Agreement also provides that (i) at least 30% of the ownership of the common stock of the Company must be held by Andrew G.C. Sage, II, who is the current Chairman of the Company and at December 31, 1994 controlled approximately 34% of the outstanding common stock through his control of Sage RHH, and Michael E. Heisley, who is the current Chief Executive Officer of the Company and at December 31, 1994 controlled approximately 21% of the outstanding common stock through his ownership of RBC Holdings L.P., and (ii) that Mr. Sage, Mr. Heisley or both must continue as chief executive officer and/or chairman of the Company. The Federal Agreement provides that, in the event such common stock ownership and executive officers are not maintained, Federal will be entitled to immediate payment of all amounts remaining unpaid to them.

  In February 1994, the Company filed suit in state court in Iowa against Alaska Industrial Development and Export Authority ("AIDEA"), Olympic Pacific Builders, Inc. ("OPB") and Strand Hunt Corp. ("Strand Hunt") and others alleging breach of contact, tortious interference with contractual relations, negligence and misrepresentation, and seeking payment of amounts owed to the Company and other damages in connection with a pre-engineered metal building in Anchorage, Alaska. The Company fabricated the building for OPB, which in turn supplied the building to Strand Hunt, as general contractor for AIDEA.
In March 1994, Strand Hunt filed suit in the Superior Court for the State of Alaska against a number of parties, including the Company and its surety. Strand Hunt has alleged against the Company breach of contract, breach of implied warranties, misrepresentation and negligence in connection with the fabrication of the building and seeks damages in excess of $10 million. The Company answered the Alaska suit and asserted the claims made in the Iowa action as counterclaims against the other parties. In addition, cross-claims of a similar nature to those of Strand Hunt have been made against the Company by several of the other parties. The Company believes that it is entitled to payment and that it has meritorious defenses against the claims of Strand Hunt and the cross claims of the other parties.

     In February of 1994, the Company's Concrete Division settled certain backcharge and other claims related to a project which was substantially complete in 1989. In connection with this settlement, during the first quarter of 1994 the Company received $1.7 million cash and recorded a $1.2 million gain, which is included in the accompanying Consolidated Statement of Operations as income from discontinued operations. During the second quarter of 1993, the Company recorded a credit to selling, general and administrative expenses of $2.8 million as a result of the settlement of certain lease obligations. In May 1994, the Company resolved and settled certain claims related to a custom curtainwall project located in Texas. The outcome of these settlements did not have a material effect on the Company's Consolidated Statement of Operations in the year ended December 31, 1994.

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


YEAR ENDED DECEMBER 31, 1993 COMPARED WITH YEAR ENDED DECEMBER 31, 1992

  OVERVIEW OF RESULTS OF OPERATIONS.  Revenue for the year ended December
31, 1993 of $315.7 million decreased $16.2 million or 4.9% compared to 1992. Excluding the effect of the sold U.K. Subsidiary, revenues declined $5.6 million or 1.9%. The remaining decrease reflects lower sales at the Company's Building Products Group offset in part by higher sales volumes at the Company's Metal Buildings Group.

  The Company's gross margin percentage was approximately 13.7% in 1993 compared with 11.8% in 1992 with each of the Company's business segments reporting improvements over 1992. The improvement reflects primarily benefits from restructuring activities at the Company's Building Products Group and higher sales levels at the Company's Metal Buildings Group.

  Selling, general and administrative expenses decreased by $17.5 million in 1993 compared with 1992. Excluding the effect of the sold U.K. Subsidiary, selling, general and administrative expenses decreased $15.0 million. The remaining decline represents primarily reductions in operating expenses in the Building Products Group resulting from restructuring actions, reductions in consulting, legal and other professional fees at Corporate, offset in part by higher selling and advertising costs at the Company's Metal Buildings Group. Additionally, amounts for 1993 include a credit to selling, general and administrative expense of $2.8 million as a result of favorable settlements of certain litigation, and results for 1992 include a charge of $3.5 million relating to environmental matters and a charge of $1.3 million relating to severances.

  For the year ended December 31, 1993 losses from continuing operations were $27.2 million compared with $62.6 million during the same period in 1992. Losses from continuing operations for 1993 include a $9.7 million loss from the sale of businesses and losses from continuing operations for 1992 include losses from the sale of businesses of $1.1 million and restructuring charges of $9.2 million. Exclusive of the 1993 and 1992 losses on sold businesses, the 1992 restructuring charges and the effect of the operating results of the sold U.K. Subsidiary which recorded a loss of $4.4 million in 1993 compared with a loss of $13.2 million in 1992, the Company's loss from continuing operations decreased by $28.4 million.

  As further discussed below, results for the year ended December 31, 1993 include a charge for discontinued operations of $2.5 million, income from discontinued operations relating to the Concrete Division of $4.6 million, an extraordinary gain of $5.4 million from the Company's Exchange Offer and a charge of $1.2 million for the cumulative effect of an accounting change.

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

  BUILDING PRODUCTS GROUP. For the year ended December 31, 1993, Building Products Group revenues decreased by $47.1 million or 32.6%. Excluding the effect of the sold U.K. Subsidiary, Building Products Group revenues decreased $36.5 million or 33%. The decline reflects weak market conditions and pressures on selling prices at both the Company's U.S. and foreign operations. For the year ended December 31, 1993, the Building Products Group reported an operating loss of $6.7 million compared with $18.1 million in 1992. The 1993 and 1992 operating losses include operating losses before restructuring charges of $3.7 million and $8.8 million, respectively, from the sold U.K. Subsidiary. The 1992 operating losses also include restructuring charges of $6.4 million. Exclusive of these items, the operating results for the Building Products Group were losses of $2.9 million in 1993 compared with losses of $2.9 million in 1992.

  OTHER INCOME (EXPENSES).  Interest expense for the year ended December
31, 1993 and 1992 totalled $10.7 million and $15.3 million, respectively. The decrease in interest expense of $4.5 million for 1993 compared with 1992 is primarily due to the completion of the Exchange Offer which became effective July 14, 1993. On a proforma basis, assuming that the Exchange Offer had occurred on January 1 of 1992 and 1993, reported interest expense for the years ended 1993 and 1992 would have been reduced by $6.5 million and $10.7 million, respectively.

  Other income (expense) - net for the year ended December 31, 1993, totalled $.6 million compared to $(6.8) million for 1992. The 1992 expense includes charges of approximately $6.2 million associated with operating losses and the writedown of an equity investment and foreign exchange losses of $1.1 million.

  INCOME TAXES. Income tax expense represents primarily taxes on foreign earnings which could not be offset by loss carryforwards.

  DISCONTINUED OPERATIONS.  During the years ended December 31, 1993 and
1992, the Company recorded charges of $2.5 million and $3.9 million, respectively, reflecting primarily provisions for costs associated with the settlement of claims and disputes associated with the Company's discontinued custom curtainwall operations which were discontinued in 1988. The losses from discontinued operations for the years 1993 and 1992 include income (loss) from the Concrete Division of $4.6 million and $(4.7) million, respectively.

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

  Also, in the fourth quarter of 1993, the Company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of the adoption of SFAS No. 112 was a charge of $1.2 million and has been recorded in the 1993 Consolidated Statement of Operations as a cumulative effect of an accounting change.


LIQUIDITY AND CAPITAL RESOURCES

  During the year ended December 31, 1994, the Company used approximately $11.4 million of cash to fund its operating activities. Of this amount, approximately $5.3 million was used to fund restructuring activities, $.8 million was used to pay investment banking and other professional fees incurred in connection with the Company's Exchange Offer which was completed in July of 1993, $1.5 million was paid in connection with certain legal settlements, $5.1 million was used to fund the operating activities of the Cupples Division and European Operations, and $1.8 million was used to pay past due interest on the Company's 15.5% Subordinated Debentures, thereby curing the default which existed under such securities. The remaining uses of operating cash during 1994 reflect primarily the funding of trailing liabilities associated with sold and closed businesses and the funding of operating activities, including improvement in the aging of vendor payables at the Metal Buildings Group. Operating cash flow during the year ended December 31, 1994 included the receipt of a $1.7 million settlement payment in February of 1994 for a claim related to a job which was substantially complete in 1989.

  In addition, during the year ended December 31, 1994, the Company spent approximately $5.0 million on capital expenditures, most of which were directed toward upgrading and improving manufacturing equipment and data processing systems at the Company's Metal Buildings Group. Cash proceeds from sales of property, plant and equipment, and assets held for sale, and sales of businesses were $1.7 million, $3.8 million and $.8 million, respectively, for the year ended December 31, 1994. Cash provided by financing activities during the year consisted of short-term borrowings of $2.2 million which related primarily to the European Operations to assist in funding local working capital requirements and operating losses. As a result, primarily of the above, unrestricted cash and cash equivalents decreased by $7.8 million during 1994. At December 31, 1994, the Company had $7.9 million of cash (excluding the European Operations).

  On May 18, 1994, the Company entered into an amendment to its existing agreement with Foothill Capital Corporation (such amended agreement being hereinafter referred to as the "Credit Facility"), which, under its terms, amended the Company's existing credit facility by increasing the Company's maximum availability under the facility by $10.0 million to $45.0 million, incorporated certain receivables, inventory and property, plant and equipment of the Company's Canadian operations into the definition of the Borrowing Base, and extended the term of the Credit Facility to May 18, 1999. The Credit Facility requires that the Company borrow $5.0 million under a term loan and provides for issuances of commercial or standby letters of credit or guarantees of payment with respect to such letters of credit in an aggregate amount not to exceed $32.0 million and/or additional borrowings, based upon availability under the Borrowing Base.

  Availability under the Credit Facility is based on a percentage of eligible (as defined in the Credit Facility and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $166,667 per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under a term loan note (each together the "Borrowing Base"). At December 31, 1994, the Borrowing Base was estimated to be $39.9 million and was used to support a $5.0 million term loan note and $29.2 million of outstanding letters of credit which are used primarily to support bonding programs, insurance programs and other financial guarantees. At December 31, 1994, the Company had unused availability under the Credit Facility of $5.7 million.

  In addition to the Credit Facility, borrowing arrangements are in place at the Company's Asia/Pacific operations to assist in supporting local working capital requirements and bonding programs. At December 31, 1994, the Company had in place at its Asia/Pacific operations available unused lines of credit of $.8 million and available letter of credit and performance guarantee facilities of $3.1 million of which $2.4 million of guarantees were outstanding. In February 1995, the Company was required to issue a $1.0 million letter of credit to support the Asia/Pacific operation's local banking facility.

  On a worldwide basis at December 31, 1994, excluding the European Operations, the Company had outstanding performance and financial bonds with related indemnification agreements from the Company of $34.3 million, which generally provide a guarantee as to the Company's performance under contracts and other commitments; certain of which are collateralized by letter of credit programs and certain of which are issued under foreign credit facilities.

  OUTLOOK. During the past several years, the Company has incurred significant losses from continuing operations. The combination of these operating losses, along with the funding required for restructuring activities, trailing liabilities associated with sold and discontinued businesses and substantial financing expenses have placed a significant strain on the Company's liquidity and credit resources. To respond to this situation, the Company has taken, and is in the process of taking, a number of operational and financial restructuring actions which are designed to improve the Company's profitability and liquidity. During 1994, the Company concluded that the appropriate near term strategy should be to: (i) focus the business around its Metal Buildings Group and Asia/Pacific Operations; (ii) exit those businesses which are considered non-strategic and consume significant liquidity; and (iii) preserve liquidity by aggressively managing trailing liabilities and, whenever possible, structure the payment of such obligations over a period of years. Actions which were taken during 1994 and the first quarter of 1995 to increase profitability, cash flow and liquidity include further reductions in headcount and costs associated with the corporate office; termination of the accrual of benefits under the Company's defined benefit pension plan for active salaried employees in the United States; sale of the Cupples Division, which incurred losses from continuing operations of $3.5 million for the nine months ended September 30, 1994; commencement of actions for the sale or disposition of the European Operations which incurred losses from continuing operations for the nine months ended September 30, 1994 of $1.3 million; filing on January 13, 1995 of an Application for Waiver of Minimum Funding Standard with the Internal Revenue Service to defer certain fiscal 1995 defined benefit pension plan contributions; entering into the Federal Agreement which provides a structured payout over time concerning certain litigation; development of a program to aggressively manage outstanding claims and to reduce collateral requirements in connection with insurance programs; and other actions to reduce the cost of active employee and retiree benefits.

  In view of the Company's liquidity situation, along with the projected working capital and capital expenditure needs for the Company's existing businesses, funding projections for trailing liabilities and the existing and anticipated bonding requirements required primarily by the Concrete Division, the Company decided during 1994 that it was necessary to sell its Concrete Division. In connection therewith, on March 3, 1995 the Company sold the business and assets of its Concrete Division. The sale price was $11.5 million cash, adjusted to reflect an as of October 1, 1994 sale date, a $3 million interest bearing promissory note (which was transferred to an unrelated third party in connection with the Federal Agreement) and the assumption of certain liabilities by the purchaser. Upon the closing of the sale, the Company received approximately $8.0 million of cash, after adjustments. In connection with the sale of the Company's Concrete Division at March 3, 1995, the Company's Borrowing Base under its Credit Facility was reduced by approximately $3.9 million. Additionally, in accordance with the sale agreement, the purchaser provided the Company's principal surety with a substitute indemnity agreement to satisfy the Company's bonding obligations with respect to those contracts transferred to the purchaser.

  The Company anticipates that demands on its liquidity and credit resources will continue to be significant during 1995 and the next several years as a result of funding requirements for restructuring programs, the Federal Agreement, nonrecurring cash obligations and trailing liabilities associated with sold and discontinued businesses. Additionally, beginning in November of 1995, the Company will be required to pay its interest obligation on its 10%-12% Senior Subordinated Notes in cash which will require a payment of $1.4 million semiannually. The Company expects to meet these requirements through a number of sources, including operating cash generated by the Company's Metal Buildings Group, proceeds from the sale of the Concrete
Division, available cash which was $7.9 million at December 31, 1994, and availability under the Credit Facility and foreign credit facilities. The Company's liquidity projections are predicated on estimates as to the amount and timing of the payment of the Company's trailing liabilities and expectations regarding the operating performance of the Company's Continuing Businesses. In the event the Company experiences significant differences as to the amount and timing of the payment of the Company's trailing liabilities and/or the actual operating results of the Company's Continuing Businesses, the Company may be required to seek additional capital through the expansion of existing credit facilities or through new credit facilities, or through a possible debt or equity offering, or a combination of the above. There can be no assurance that such additional capital would be available to the Company.

ITEM  8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     -------------------------------------------

                         ROBERTSON-CECO CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except share data)

                                                           For the Years Ended December 31
                                                           -------------------------------
                                           1992      1993    1994
                                           ----      ----    ----
REVENUE
Net product sales. . . . . . . . . . . . $287,592 $277,367 $276,987
Construction and other services. . . . .   44,299   38,290   32,368
                                         -------- -------- --------
     Total . . . . . . . . . . . . . . .  331,891  315,657  309,355
                                         -------- -------- --------
COSTS AND EXPENSES
Product costs. . . . . . . . . . . . . .  244,373  237,685  234,566
Construction and other services. . . . .   48,279   34,627   30,344
                                                  -------- --------         --------
     Cost of sales . . . . . . . . . . .  292,652  272,312  264,910
Selling, general and administrative. . .   68,238   50,766   44,516
Restructuring expense. . . . . . . . . .    9,208      -      3,420
                                         -------- -------- --------
     Total . . . . . . . . . . . . . . .  370,098  323,078  312,846
                                         -------- -------- --------
OPERATING INCOME (LOSS). . . . . . . . .  (38,207)  (7,421)  (3,491)
                                         -------- -------- --------
OTHER INCOME (EXPENSE)
Interest expense . . . . . . . . . . . .  (15,267) (10,727)  (4,634)
Loss on businesses sold/held for sale. .   (1,132)  (9,700) (11,400)
Other income (expense) - net . . . . . .   (6,790)     622      832
                                         -------- -------- --------
     Total . . . . . . . . . . . . . . .  (23,189) (19,805) (15,202)
                                         -------- -------- --------
Income(loss) from continuing operations before
   provision for taxes on income . . . .  (61,396) (27,226) (18,693)
Provision for taxes on income. . . . . .    1,205        9      256
                                         -------- -------- --------
INCOME (LOSS) FROM CONTINUING OPERATIONS  (62,601) (27,235) (18,949)
                                         -------- -------- --------
Income (loss) from discontinued operations . . . .  (8,544)   2,132 (2,811)
                                         -------- -------- --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE. . . . . (71,145) (25,103)         (21,760)
                                         -------- -------- --------
Extraordinary gain on debt exchange. . .      -      5,367      -
                                         -------- -------- --------
Cumulative effect of accounting change .      -     (1,200)     -
                                         -------- -------- --------

NET INCOME (LOSS). . . . . . . . . . . . $(71,145)$(20,936)$(21,760)
                                         ======== ======== ========
EARNINGS (LOSS) PER COMMON SHARE
Continuing operations. . . . . . . . . . $ (71.30)$  (4.40)$  (1.20)
Discontinued operations. . . . . . . . .    (9.70)     .35     (.18)
Extraordinary item . . . . . . . . . . .      -        .86      -
Cumulative effect of accounting change .      -       (.20)     -
                                         -------- -------- --------
NET INCOME (LOSS). . . . . . . . . . . . $ (81.00)$  (3.39)$  (1.38)
                                         ======== ======== ========
Weighted average number of common shares
   outstanding . . . . . . . . . . . . .      880    6,217   15,808
                                         ======== ======== ========

                   See Notes to Consolidated Financial Statements.

                             ROBERTSON-CECO CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)


                                                            December 31
                                                          -------------------
                                                     1993     1994
                                                     ----     ----
                             ASSETS

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . .  $ 15,666  $  7,890
Restricted cash. . . . . . . . . . . . . . . . .     3,138     2,478
Accounts and  notes receivable, less allowance
   for doubtful accounts:  1993, $3,255; 1994, $1,143. . .    58,062 41,382
Inventories. . . . . . . . . . . . . . . . . . .    21,417    17,825
Net assets held for sale . . . . . . . . . . . .      -        4,664
Other current assets . . . . . . . . . . . . . .     3,218     2,056
                                                  --------  --------
     Total current assets. . . . . . . . . . . .   101,501    76,295
                                                  --------  --------
PROPERTY - AT COST
Land and land improvements . . . . . . . . . . .     3,074     1,698
Buildings and building equipment . . . . . . . .    14,382    10,202
Machinery and equipment. . . . . . . . . . . . .    42,210    24,288
Construction in progress . . . . . . . . . . . .     3,065     3,739
                                                  --------  --------
     Total . . . . . . . . . . . . . . . . . . .    62,731    39,927
Less accumulated depreciation. . . . . . . . . .    29,658    17,332
                                                  --------  --------
     Property - net. . . . . . . . . . . . . . .    33,073    22,595
                                                  --------  --------
ASSETS HELD FOR SALE . . . . . . . . . . . . . .     4,289       992
                                                  --------  --------
EXCESS OF COST OVER NET ASSETS OF ACQUIRED
   BUSINESSES, LESS ACCUMULATED AMORTIZATION:
   1993, $3,430; 1994, $4,257. . . . . . . . . .    29,094    28,267
                                                  --------  --------
OTHER NON-CURRENT ASSETS . . . . . . . . . . . .    13,866     9,251
                                                  --------  --------
     Total assets. . . . . . . . . . . . . . . .  $181,823  $137,400
                                                  ========  ========

















                   See Notes to Consolidated Financial Statements.

                             ROBERTSON-CECO CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)


                                                          December 31
                                                        -----------------------
                                                 1993        1994
                                                 ----        ----
                          LIABILITIES

CURRENT LIABILITIES
Loans payable. . . . . . . . . . . . . . . . . .          $   1,054        $     -
Current portion of long-term debt. . . . . . . .    390         134
Accounts payable, principally trade. . . . . . . 36,480      25,168
Insurance liabilities. . . . . . . . . . . . . . 11,225       8,365
Other accrued liabilities. . . . . . . . . . . . 47,644      32,802
                                                          ---------        ---------
     Total current liabilities . . . . . . . . . 96,793      66,469
                                                          ---------        ---------
LONG-TERM DEBT, LESS CURRENT PORTION . . . . . . 45,084      43,421
                                                          ---------        ---------
LONG-TERM INSURANCE LIABILITIES. . . . . . . . . 14,770      15,084
                                                          ---------        ---------
LONG-TERM PENSION LIABILITIES. . . . . . . . . . 16,881      16,265
                                                          ---------        ---------
RESERVES AND OTHER LONG-TERM LIABILITIES . . . . 24,958      31,854
                                                          ---------        ---------

COMMITMENTS AND CONTINGENCIES


             STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK
Par value per share $.01
Authorized shares:  30,000,000
Issued shares:  1993 - 16,336,655; 1994 - 16,134,566 . .        163    161
CAPITAL SURPLUS. . . . . . . . . . . . . . . . .172,682     172,089
WARRANTS                                         . . . .      6,042  6,042
RETAINED EARNINGS (DEFICIT). . . . . . . . . . .           (177,519)        (199,279)
EXCESS OF ADDITIONAL PENSION LIABILITY OVER
   UNRECOGNIZED PRIOR SERVICE COST . . . . . . . (8,139)     (7,991)
DEFERRED COMPENSATION. . . . . . . . . . . . . . (1,551)       (508)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS . . . . (8,341)     (6,207)
                                                          ---------        ---------
   Stockholders' equity (deficiency) . . . . . .(16,663)    (35,693)
                                                          ---------        ---------
     Total liabilities and stockholders'
        equity (deficiency). . . . . . . . . . .          $ 181,823        $ 137,400
                                                          =========        =========









                  See Notes to Consolidated Financial Statements.

                              ROBERTSON-CECO CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                        For the Years Ended December 31
                                                        -------------------------------
                                                            1992      1993       1994
                                                            ----      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . .  $(71,145)$(20,936)$(21,760)
Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
   Depreciation and amortization . . . . . .     7,458    6,694    5,353
   Amortization of discount on debentures and
     capitalized debt issuance costs . . . .       303    1,008    1,251
   Loss on businesses sold/held for sale . .     1,132    9,700   11,400
   Cumulative effect of accounting change. .       -      1,200      -
   Extraordinary gain on debt exchange . . .       -     (5,367)     -
   (Income) loss on sale of business segment      (133)     -        -
   Provisions for:
     Bad debts and losses on erection contracts. . . .    3,526    2,658       3,539
     Rectification and other costs . . . . .     3,719    4,203    4,035
     Restructuring expense . . . . . . . . .    11,858      -      3,420
     Loss from and writedown of equity investment. . .    6,161      -           -
     Discontinued operations . . . . . . . .     3,930    2,500    8,000
   Changes in assets and liabilities, net of divestitures:
     (Increase) decrease in accounts and notes
     receivable. . . . . . . . . . . . . . .    22,463    2,698   (8,930)
     Decrease in inventories . . . . . . . .     5,967    2,765    2,024
     (Increase) decrease in restricted cash.   (23,962)  20,824      660
     Increase (decrease) in accounts payable,
      principally trade. . . . . . . . . . .    (1,955)   2,672   (5,200)
     Net changes in other assets and liabilities . . .  (43,762) (29,962)    (15,229)
                                              -------- -------- --------
   NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (74,440)     657     (11,437)
                                              -------- -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures . . . . . . . . . . . .    (3,221)  (5,503)  (4,991)
Proceeds from sales of property, plant and equipment .      736    2,986       1,701
Proceeds from sales of businesses. . . . . .   142,707      -        807
Proceeds from sales of assets held for sale.     4,072    1,563    3,764
                                              -------- -------- --------
   NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES 144,294     (954)      1,281
                                              -------- -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds on short-term borrowings . . .   (3,885)    (624)      2,242
Proceeds from long-term debt borrowings. . .       -      5,000      -
Payments on revolving credit arrangements. .   (64,300)     -        -
Proceeds from revolving credit arrangements.     5,200      -        -
Payments on long-term debt borrowings. . . .    (7,680)  (2,283)     (80)
Proceeds from common stock issued. . . . . .        10    7,000      -
                                              -------- -------- --------
   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES (70,655)   9,093       2,162
                                              -------- -------- --------
Effect of foreign exchange rate changes on cash. . . .     (727)    (350)        218
                                              -------- -------- --------
   NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS . . . . . . . . . . . .    (1,528)   8,446   (7,776)
   CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD . .    8,748    7,220      15,666
                                              -------- -------- --------
   CASH AND CASH EQUIVALENTS - END OF PERIOD  $  7,220 $ 15,666 $  7,890
                                              ======== ======== ========
SUPPLEMENTAL CASH FLOW DATA
 Cash payments made for:
   Interest. . . . . . . . . . . . . . . . .  $  3,387 $  2,301 $  5,789
                                              ======== ======== ========
   Income taxes. . . . . . . . . . . . . . .  $    572 $    627 $    191
                                              ======== ======== ========

                    See Notes to Consolidated Financial Statements.

                           ROBERTSON-CECO CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (In thousands except share data)


                                     Cumulative
                                    Convertible
                                     Preferred    Common      Capital
                           Stock      Stock       Surplus     Warrants
                                     ----------           -------------------------  -----------
BALANCE DECEMBER 31, 1991 .          $       5    $   145     $129,287                $  6,042
Net loss for the year . . .
Dividends payable on preferred
 stock, $.34 per share. . .                           (169)
Stock issued to directors
 (410 shares) . . . . . . .                             10
Change in excess of additional
 pension liability over
 unrecognized prior service
 cost . . . . . . . . . . .
Foreign currency translation
 adjustments for the year .
                                      --------    -------     --------                --------
BALANCE DECEMBER 31, 1992 .                  5        145      129,128                   6,042
Net loss for the year . . .
Dividends payable on preferred
 stock, $.23 per share. . .                           (112)
Stock issued to directors
 (5,635 shares) . . . . . .                             25
Exchange Offer. . . . . . .     (5)        (35)     31,022
Conversion of Facility Note
 (1,374,292 shares) . . . .                 14       4,107
Stock issued (3,333,333
 shares). . . . . . . . . .                 33       6,967
Change in excess of additional
 pension liability over
 unrecognized prior service
 cost . . . . . . . . . . .
Issuances under employee
 plans, net . . . . . . . .                  6       1,545
Foreign currency translation
 adjustments for the year .
Writedown from the sale of the
 U.K. Subsidiary. . . . . .
                                      --------    -------     --------                --------
BALANCE DECEMBER 31, 1993 .                -          163      172,682                   6,042
Net loss for the year . . .
Change in excess of additional
 pension liability over
 unrecognized prior service
 cost . . . . . . . . . . .
Forfeitures under employee
 plans, net . . . . . . . .                (2)        (593)
Amortization of deferred
 compensation . . . . . . .
Foreign currency translation
 adjustments for the year .
Writedown from pending sale/
 disposition of European
 Operations . . . . . . . .
                                      --------    -------     --------                --------
BALANCE DECEMBER 31, 1994 .          $     -      $   161     $172,089                $  6,042
                                      ========    =======     ========                ========

                     See Notes to consolidated Financial Statements.

                             ROBERTSON-CECO CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (In thousands except share data)
                                    (Continued)

                                   Excess of
                                   Additional
                                     Pension
                                    Liability                 Foreign
                                      Retained            Over Unrecog-               Currency
                                      Earnings nized Prior   Deferred                Translation
                                      (Deficit)           Service Cost              CompensationAdjustment
                                     ----------           -------------             -----------------------
BALANCE DECEMBER 31, 1991 .          $ (85,438)   $(3,610)    $   -                   $ (6,557)
Net loss for the year . . .(71,145)
Dividends payable on preferred
 stock, $.34 per share. . .
Stock issued to directors
 (410 shares) . . . . . . .
Change in excess of additional
 pension liability over
 unrecognized prior service
 cost . . . . . . . . . . .             1,899
Foreign currency translation
 adjustments for the year .                                    (4,658)
                                      --------    -------      -------                --------
BALANCE DECEMBER 31, 1992 .           (156,583)    (1,711)        -                    (11,215)
Net loss for the year . . .(20,936)
Dividends payable on preferred
 stock, $.23 per share. . .
Stock issued to directors
 (5,635 shares) . . . . . .
Exchange Offer. . . . . . .
Conversion of Facility Note
 (1,374,292 shares) . . . .
Stock issued (3,333,333
 shares). . . . . . . . . .
Change in excess of additional
 pension liability over
 unrecognized prior service
 cost . . . . . . . . . . .            (6,428)
Issuances under employee
 plans, net . . . . . . . .                         (1,551)
Foreign currency translation
 adjustments for the year .                                    (1,705)
Writedown from the sale of the
 U.K. Subsidiary. . . . . .                                     4,579
                                      --------    -------      -------                --------
BALANCE DECEMBER 31, 1993 .           (177,519)    (8,139)      (1,551)                 (8,341)
Net loss for the year . . .(21,760)
Change in excess of additional
 pension liability over
 unrecognized prior service
 cost . . . . . . . . . . .               148
Forfeitures under employee
 plans, net . . . . . . . .                            569
Amortization of deferred
 compensation . . . . . . .                            474
Foreign currency translation
 adjustments for the year .                                       896
Writedown from pending sale/
 disposition of European
 Operations . . . . . . . .                                     1,238
                                      --------    -------      -------                --------
BALANCE DECEMBER 31, 1994 .          $(199,279)   $(7,991)     $  (508)               $ (6,207)
                                      ========    =======      =======                ========

                     See Notes to consolidated Financial Statements.

                          ROBERTSON-CECO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1992, 1993 AND 1994


1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

 The consolidated financial statements include the accounts of Robertson-Ceco Corporation (the "Company") and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the 1994 presentation.

 Foreign Currency Translation

 Asset and liability accounts of foreign subsidiaries and affiliates are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated at average rates. Any unrealized gains or losses arising from the translation are charged or credited to the foreign currency translation adjustments account included in stockholders' equity (deficiency). Foreign currency gains and losses resulting from transactions, except for intercompany debt of a long-term investment nature, are included in other income (expense)-net and amounted to $(1,088,000), $(382,000) and $(27,000),respectively, for the years ended December 31, 1992, 1993 and 1994.

 Financial Instruments

 The Company enters into foreign exchange contracts as hedges against exposure to fluctuations in exchange rates associated with certain transactions denominated in foreign currencies, principally receivables. Market value gains or losses on these contracts are included in the results of operations and generally offset gains or losses on the related transactions. The terms of the Company's forward contracts are generally less than one year. Gains and losses on these contracts are deferred and recognized as adjustments of carrying amounts when the hedged transaction occurs. Deferred gains or losses at December 31, 1994 are not significant.

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

 Estimated useful lives used in computing depreciation for financial statement purposes are as follows:


 Land improvements. . . . . . . . . . .      10-25 years
 Buildings and building equipment . . .      25-33 years
 Machinery and equipment. . . . . . . .       3-16 years

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

 Excess of Cost Over Net Assets of Acquired Businesses

 The excess of cost over the net assets of acquired businesses relates to the Company's acquisitions of its Ceco and Star metal buildings businesses. Such costs are being amortized on a straight-line basis over a period of 40 years. The Company periodically reviews the carrying value of its excess of cost over net assets of acquired businesses to determine whether facts and circumstances exist which would indicate that the asset has been impaired. No such determination has been made to date.

 Cash and Cash Equivalents

 As used in the consolidated statements of cash flows, cash equivalents represent those short-term investments that can be easily converted into cash and that have original maturities of three months or less.

 Earnings (Loss) per Common Share

 Earnings (loss) per common share is based on the weighted average number of common shares and common share equivalents outstanding during each period. Warrants to purchase common stock, outstanding stock options and restricted stock are included in the earnings (loss) weighted average share computations if the effect is not antidilutive. Earnings (loss) used in the computation, is earnings (loss), plus dividends paid or payable on preferred stock. On July 23, 1993, a 1 for 16.5 reverse split (the "Reverse Split") of the Company's common stock became effective. The Reverse Split followed the issuance as of July 14, 1993 of 10,178,842 shares, after giving effect to the Reverse Split, in exchange for $63,734,000 principal amount of the Company's 15.5% Subordinated Debentures due 2000 and 500,000 shares of the Company's Preferred Stock pursuant to an exchange offer (the "Exchange Offer") for such debentures and preferred stock consummated on that date (see Note 10). All common stock share amounts and per share data presented herein are restated to reflect the Reverse Split.


2.   ACQUISITIONS AND DIVESTITURES

 On November 8, 1990, H.H. Robertson Company ("Robertson") and Ceco Industries, Inc. ("Ceco Industries") merged into The Ceco Corporation ("Ceco"), a wholly-owned subsidiary of Ceco Industries (the "Combination") with Ceco continuing as the surviving corporation under the name Robertson-Ceco Corporation (the "Company"). The Combination was accounted for using the purchase method of accounting, with Robertson deemed to be the acquiror.

 On February 3, 1992, the Company sold its door businesses (the "Door Business"), acquired as part of the Combination discussed above, and certain of its U.S. domestic building products and construction businesses (the "X-1 Business") for $135,000,000 (the "Disposition"). Additionally, during the first quarter of 1992, the Company sold its floor and deck business and its South African Subsidiary for $2,400,000 and $5,300,000, respectively. The sale of the Door Business is reflected as a discontinued operation and the sale of the X-1 Business, the floor and deck business and the South African Subsidiary (collectively the "Sold Businesses"), which operated as part of the Company's Building Products Group, are reflected as disposals of portions of a segment of a business.

 In the fourth quarter of 1993, the Company settled in a noncash transaction certain purchase price disputes arising out of the Disposition.
In connection therewith, the Company transferred to the purchaser certain real estate previously recorded as assets held for sale which had an approximate fair value of $1,900,000. This transaction had no effect on the 1993 Consolidated Statement of Operations.

 On November 9, 1993, the Company sold, for no cash consideration, its subsidiary located in the United Kingdom (the "U.K. Subsidiary"). In connection with the sale, the Company recorded a charge of $9,700,000 in the third quarter of 1993. The operating results and cash flows of the U.K. Subsidiary are included in the accompanying financial statements for the year ended 1992 and for the period from January 1, 1993 through September 30, 1993, which was determined to be the effective date of the sale. After completion of the sale of the U.K. Subsidiary, the Company remains contingently liable under a Company letter of credit which had an outstanding value of $1,878,000 at December 31, 1994 and which secures the former subsidiary's banking line; under an equipment lease which had an outstanding balance of approximately $2,060,000 at December 31, 1994; and under certain performance guarantees which arose prior to the sale. During 1992 and the nine month period ended September 30, 1993, the U.K. Subsidiary recorded revenues of $33,700,000 and $23,100,000, respectively, and losses from continuing operations of $13,200,000 and $4,400,000, respectively.

 On December 27, 1994, the Company sold the business and assets of its remaining U.S. Building Products operation, the Cupples Products Division (the "Cupples Division"), which manufactures curtainwall systems, to a newly formed company owned by a member of the Company's Board of Directors, for $800,000 cash and the assumption of certain liabilities by the purchaser. Pursuant to the terms of the sale agreement, the Company transferred certain contingent future rights to receive up to $900,000 of the proceeds, if any, relating to a curtainwall project which is in progress (see Note 16). In connection with the sale, the Company recorded a $4,800,000 loss on sale of businesses in the third quarter of 1994. The operating results and cash flows of the Cupples Division are included in the accompanying financial statements for the years ended 1992 and 1993, and the period from January 1, 1994 through September 30, 1994, the measurement date of the sale. During 1992, 1993 and the nine month period ended September 30, 1994, the Cupples Division recorded revenues of $12,300,000, $12,100,000 and $8,300,000, respectively, and losses from continuing operations of $4,700,000, $4,600,000 and $3,500,000, respectively.

 During the third quarter of 1994, the Company decided to sell or dispose of its remaining European Building Products operations (the "European Operations"). In connection with the planned sale or disposition of the European Operations, the Company recorded a $6,600,000 loss on sale of businesses. For purposes of the December 31, 1994 Consolidated Balance Sheet, the assets and liabilities of the European Operations are netted and presented within other liabilities. The operating results and cash flows of the European Operations are included in the accompanying financial statements for the years ended 1992 and 1993 and the period from January 1, 1994 through September 30, 1994 which was considered the measurement date. The European Operations recorded revenues of $53,200,000, $29,400,000 and $16,100,000 during the years ended 1992 and 1993 and the nine month period ended September 30, 1994, respectively. The European Operations recorded losses from continuing operations of $700,000, $1,200,000 and $1,300,000 during the years ended 1992 and 1993 and the nine month period ended September 30, 1994, respectively.

 The U.K. Subsidiary, the Cupples Division and the European Operations operated as part of the Company's Building Products Group.

 On March 3, 1995, the Company sold the business and assets of its Concrete Construction business (the "Concrete Division") to Ceco Concrete Construction Corp., ("Ceco Concrete"), a newly formed company owned by an entity controlled by the Company's Chief Executive Officer. The consideration consisted of $11,500,000 of cash, adjusted to reflect an as of sale date of October 1, 1994, a $3,000,000 interest bearing promissory note payable in three equal annual installments, with interest at 7% (the "Concrete Note"), and the assumption of certain liabilities by the purchaser. Upon the closing of the sale, the Company received $8,000,000 of cash, after adjustments. The Concrete Division, which represented one of the Company's business segments, has been accounted for as a discontinued operation at December 31, 1994. Accordingly, the results of operations for all periods presented have been reclassified to reflect the Concrete Division as a discontinued operation.
The Concrete Division recorded revenues of $69,062,000, $64,249,000 and $69,686,000 during each of the years ended December 31, 1992, 1993 and 1994, respectively. The Company expects that the sale of the Concrete Division will result in a gain for financial statement and tax reporting purposes, which will be recorded in the first quarter of 1995. For purposes of the December 31, 1994 Consolidated Balance Sheet, the assets and liabilities of the Concrete Division have been netted and classified as assets held for sale - current. The components of net assets held for sale - current related to the Concrete Division are as follows:



                                              December 31
                                                 1994
                                              ------------
                                              (Thousands)
 Accounts and notes receivable, net . . . . .   $14,349
 Property, net. . . . . . . . . . . . . . . .     4,797
 Other assets . . . . . . . . . . . . . . . .     1,603
 Loans payable and debt . . . . . . . . . . .      (593)
 Accounts payable . . . . . . . . . . . . . .    (2,615)
 Deferred revenues. . . . . . . . . . . . . .    (7,930)
 Other liabilities. . . . . . . . . . . . . .    (5,024)
                                                -------
                                                $ 4,587
                                                =======

 During 1988, the Company adopted a formal plan to discontinue its fixed-price custom curtainwall operations. During 1989, the existing contracts related to the discontinued operation were substantially physically completed; however, several of the contracts have been the subject of various disputes and litigation relating to performance, scope of work and other contract issues. The charges recorded in 1992, 1993 and 1994 relate to costs incurred to provide for the settlement of contract disputes, litigation and rectification costs and to write-off related accounts receivable determined to be uncollectible. Such provisions are made when it is probable that a loss has been incurred and the amount of the loss can be estimated. The Company continues to be involved in litigation related to its discontinued custom curtainwall operations, certain of which are discussed in Note 14.

 In connection with the sales and dispositions noted above, and other operational and financial restructuring actions which have taken place primarily since the Combination, the Company continues to be liable for significant trailing liabilities which were associated with such sold or discontinued businesses prior to the sale or disposition dates including, in certain instances, liabilities arising from Company self-insurance programs, unfunded pension liabilities, warranty and rectification claims, various severance obligations, environmental clean-up matters, various Company guarantees with respect to such businesses, and unresolved litigation arising in the normal course of the former business activities. The management of the Company has made estimates as to the amount and timing of the payment of such liabilities which are reflected in the accompanying consolidated financial statements. Given the subjective nature of many of these liabilities, their ultimate outcome cannot be predicted with certainty, based upon currently available information, management does not expect that the ultimate outcome of such matters will be materially different than what is currently recorded in the accompanying consolidated financial statements.

 The transactions described above are included in the Consolidated Statements of Operations as follows:


                                                      Years Ended December 31
                                                      -------------------------------
                                       1992     1993     1994
                                       ----     ----     ----
                                                      (Thousands)
Gain (loss) on businesses sold/held for sale
   X-1 Business . . . . . . . . . . .$(1,132) $   -   $    -
   U.K. Subsidiary. . . . . . . . . .    -     (9,700)     -
   Cupples Division . . . . . . . . .    -        -     (4,800)
   European Operations. . . . . . . .    -        -     (6,600)
                                     -------  ------- --------
       Total. . . . . . . . . . . . .$(1,132) $(9,700)$(11,400)
                                     =======  ======= ========
Discontinued operations
   Income (loss) from discontinued
     operations
       Concrete Division. . . . . . .$(4,747) $ 4,632 $  5,189
       Fixed price custom curtainwall. . . .   (3,930)  (2,500)   (8,000)
       Door Business. . . . . . . . .    133      -        -
                                     -------  ------- --------
            Total . . . . . . . . . .$(8,544) $ 2,132 $ (2,811)
                                     =======  ======= ========

   The following unaudited pro forma financial information shows the results of operations of the Company assuming that the sale of the Sold Businesses, sale of the U.K. Subsidiary, sale of the Cupples Division, sale or disposal of the European Operations, sale of the Concrete Division and the Exchange Offer (see Notes 1, 2 and 10) had occurred at the beginning of the periods presented. These results are not necessarily indicative of what results would have been if such transactions had occurred at the beginning of the periods presented and are not necessarily indicative of the financial condition or results of operations for any future date or period.


                                                      Years Ended December 31
                                                      --------------------------------
                                      1992     1993     1994
                                      ----     ----     ----
                                                      (Unaudited)
                                                      (Thousands, except per share data)

   Revenue. . . . . . . . . . . . . .        $232,615 $251,103  $285,018
                                             ======== ========  ========
   Income (loss) from continuing
      operations. . . . . . . . . . .        $(32,155)$   (839) $ (2,751)
                                             ======== ========  ========
   Income (loss) from continuing
      operations per common share . .        $  (2.91)$   (.07) $   (.17)
                                             ======== ========  ========

3. RESTRUCTURING ACTIONS

   In connection with its restructuring plans, the Company recorded restructuring charges of $9,208,000 and $3,420,000 in 1992 and 1994, respectively. The 1992 and 1994 restructuring charges relate primarily to the termination of employees and downsizing of operations within the Company's Building Products Group and the Corporate office. The 1994 restructuring charge included provisions for the termination of approximately thirty-six employees, substantially all of whom had been terminated as of December 31, 1994.

   The amounts accrued and charged against the restructuring liabilities during the year ended December 31, 1994 are as follows:


                                              Reclassi-
                             1994                    fication of
                             Balance          Provision         Businesses  Balance
                             Dec. 31   and        1994          Sold/Held   Dec. 31
                    1993  Adjustments Charges  For Sale   1994
                             --------        ------------------          -----------  --------
                                              (Thousands)
Employee terminations . .     $3,209 $3,498     $(3,811)$(634)     $2,262
Provisions for leases . .         49    225        (210)   -           64
Provision associated
 with closure of
 business. . . . . .1,090     (303)      (678)   (109)       -
Other. . . . . . . .  743      -         (609)     -        134
                              ------ ------     ------- -----      ------
                              $5,091 $3,420     $(5,308)$(743)     $2,460
                              ====== ======     ======= =====      ======

4. EQUITY INVESTMENT

   The Company had a 40% equity interest in Spectrum Glass Products, Inc. ("Spectrum") which was accounted for under the equity method. On February 25, 1993, Spectrum filed a petition under Chapter 11 of the United States Bankruptcy Code and on March 19, 1993, the Bankruptcy Court approved the sale of substantially all of Spectrum's assets to an unrelated third party. At December 31, 1994, the Company is contingently liable for approximately $550,000 of future lease payments under a Parent Company guarantee relating to an equipment lease previously held by Spectrum which was assumed by the new owner. As security for the Company's guarantee, the Company has on deposit at a bank $658,000 of cash which is recorded in the Consolidated Balance Sheet at December 31, 1994 within Restricted Cash. Operating results and writedowns recognized by the Company related to its investment in Spectrum were $(6,161,000) in 1992 and are included in other income (expense)-net in the accompanying Consolidated Statement of Operations. There was no income or expenses recognized in 1993 or 1994 related to Spectrum.


5. CASH AND RELATED MATTERS

   Cash and cash equivalents consisted of the following:


                                                      December 31
                                                      -----------------
                                                 1993     1994
                                                 ----     ----
                                                      (Thousands)
   Cash . . . . . . . . . . . . . . . . . . .  $ 2,146  $ 4,984
   Time deposits and certificates of deposit.   13,520    2,906
                                               -------  -------
       Total. . . . . . . . . . . . . . . . .  $15,666  $ 7,890
                                               =======  =======

   At December 31, 1994, restricted cash of $810,000 was pledged primarily to support various borrowing agreements and guarantees including the Spectrum equipment lease guarantee (Note 4) and restricted cash of $1,668,000 was held in escrow related to the Disposition. On January 20, 1995, the Company entered into a settlement with respect to certain unresolved items pertaining to the Disposition. Under the terms of the settlement agreement, the Company received the $1,668,000 of previously restricted cash and paid $375,000 to settle certain legal claims and established a replacement letter of credit for the purchaser of $1,071,000 with respect to certain of the Company's outstanding insurance liabilities.


6. ACCOUNTS RECEIVABLE

   The Company grants credit to its customers, substantially all of which are involved in the construction industry. At December 31, 1993 and 1994 the Company's accounts receivable due from customers located outside of the United States totaled $20,599,000 and $16,019,000, respectively. Accounts receivable included unbilled retainages and unbilled accounts receivable relating to construction contracts of $3,624,000 and $1,463,000, respectively, at December 31, 1993 and $0 and $654,000, respectively, at December 31, 1994. There were no retainages due beyond one year at December 31, 1994.


7. INVENTORIES

   Inventories consisted of the following:


                                                      December 31
                                                      -----------------
                                                 1993     1994
                                                 ----     ----
                                                      (Thousands)
   Finished goods . . . . . . . . . . . . . .  $   150  $    57
   Work in process. . . . . . . . . . . . . .    6,701    6,154
   Materials and supplies . . . . . . . . . .   14,566   11,614
                                               -------  -------
       Total. . . . . . . . . . . . . . . . .  $21,417  $17,825
                                               =======  =======


   At December 31, 1993 and 1994, approximately 75% and 85%, respectively, of inventories were valued on the LIFO method. The LIFO value for those inventories approximated their FIFO value at December 31, 1993 and 1994.


8. ASSETS HELD FOR SALE - NON-CURRENT PORTION

   Assets held for sale - noncurrent consists principally of land, buildings and equipment which are held for sale as a result of restructuring actions and other operating decisions. Such assets are recorded at their estimated net realizable value.


9. OTHER ACCRUED LIABILITIES

   Other accrued liabilities consisted of the following:


                                                      December 31
                                                      -----------------
                                                 1993     1994
                                                 ----     ----
                                                      (Thousands)
   Payroll and related benefits . . . . . . .  $11,515  $11,778
   Warranty and backcharge reserves . . . . .    4,544    3,367
   Deferred revenues. . . . . . . . . . . . .    9,292    1,778
   Reserves for restructuring . . . . . . . .    5,091    2,460
   Accrued interest . . . . . . . . . . . . .    2,043    1,804
   Other. . . . . . . . . . . . . . . . . . .   15,159   11,615
                                               -------  -------
       Total. . . . . . . . . . . . . . . . .  $47,644  $32,802
                                               =======  =======


 10.   DEBT

   Long-term debt consisted of the following:


                                                      December 31
                                                      -----------------
                                                 1993     1994
                                                 ----     ----
                                                      (Thousands)
   Foothill Term Loan Note. . . . . . . . . .  $ 5,000  $ 5,000
   10%-12% Senior Subordinated Notes due November 1999:
          Face amount . . . . . . . . . . . .            18,921    21,260
          Capitalized future interest payments . . . .             15,783    13,444
   15.5% Discount Subordinated Debentures due
     November 2000. . . . . . . . . . . . . .    4,812    4,845
   Debt of foreign subsidiaries with interest from
     6.4% to 20% due 1994 to 2007 . . . . . .      699      358
   Other debt with interest of 10%. . . . . .               259      -
                                               -------  -------
       Total. . . . . . . . . . . . . . . . .   45,474   44,907
       Less current portion of principal. . .      390      134
       Less current portion of capitalized interest
         payable. . . . . . . . . . . . . . .     -       1,352
                                               -------  -------
       Long-term debt . . . . . . . . . . . .  $45,084  $43,421
                                               =======  =======


   The aggregate maturities of long-term debt (including required future cash interest payments on capitalized interest) at December 31, 1994 were as follows:

                                              (Thousands)

       1995 . . . . . . . . . . . . . . . . .  $ 1,486
       1996 . . . . . . . . . . . . . . . . .    2,810
       1997 . . . . . . . . . . . . . . . . .    2,819
       1998 . . . . . . . . . . . . . . . . .    2,707
       1999 . . . . . . . . . . . . . . . . .   30,240
       2000 and later . . . . . . . . . . . .    5,196
                                               -------
         Total maturities of long-term debt .   45,258
                                               -------
         Less unamortized discount on 15.5%
           Discount Subordinated Debentures .      351
                                               -------
         Total carrying value of long-term debt. . . .  $44,907
                                               =======


   As described below, in connection with the Exchange Offer, all future interest payments on the Company's 10%-12% Senior Subordinated Notes are capitalized. For purposes of determining the debt maturities of the 10%-12% Senior Subordinated Notes, the table above assumes that interest will be paid in additional notes through May 31, 1995 and subsequent interest payments which are payable in cash are considered maturities of long-term debt when currently due. The related November 1995 cash interest payment of $1,352,000 is included in the accompanying Consolidated Balance Sheet within other accrued liabilities at December 31, 1994.

   On April 12, 1993, the Company entered into a credit agreement with Foothill Capital Corporation ("Foothill"). Under the terms of the credit agreement, Foothill agreed to provide the Company with a term loan and a revolving line of credit of up to a maximum amount of $35,000,000 (initially funded on May 3, 1993). On May 18, 1994, the Company entered into an amendment to its existing agreement with Foothill (such amended agreement being hereinafter referred to as the "Credit Facility"), which under its terms, amended the Company's existing credit facility by increasing the Company's maximum availability under the facility by $10,000,000 to $45,000,000, incorporated certain receivables, inventory and property, plant and equipment of the Company's Canadian operations into the definition of the Borrowing Base, and extended the term of the Credit Facility to May 18, 1999.

   The Credit Facility requires that the Company borrow $5,000,000 under a term loan and provides for issuances of commercial or standby letters of credit or guarantees of payment with respect to such letters of credit in an aggregate amount not to exceed $32,000,000 and/or additional borrowings, based upon availability under the Borrowing Base. The $5,000,000 term loan is evidenced by a term loan note (the "Term Loan Note") that bears interest which is payable monthly at a rate equal to twenty-four percentage points above the reference rate (the reference rate is equivalent to the prime rate at designated institutions) on 50% of the Term Loan Note and at a rate of 3% above the reference rate on the remaining 50% of the Term Loan Note. The Credit Facility requires that the Company pay a monthly fee equal to 2.5% per annum of the average letters of credit and letter of credit guarantees outstanding, and a fee equal to .5% per annum of 61.11% of the average unused line of credit. All other obligations under the Credit Facility bear interest at the higher of three percent above the reference rate or nine percent per annum. The Credit Facility also provides for the payment of penalties, depending on the year, in the event the Credit Facility is terminated by the Company.

   Availability under the Credit Facility is based on a percentage of eligible (as defined in the Credit Facility and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $166,667 per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5,000,000 required to be outstanding under the Term Loan Note (each together the "Borrowing Base"). At December 31, 1994, the Borrowing Base was estimated to be $39,882,000 and was used to support the $5,000,000 Term Loan Note and $29,175,000 of outstanding letters of credit which are primarily used to support bonding programs, insurance programs and other financial guarantees. The Company had unused availability under the Credit Facility of $5,707,000 at December 31, 1994.

   As collateral for its obligations under the Credit Facility, the Company granted to Foothill a continuing security interest in and lien on substantially all of the Company's assets. The Credit Facility contains certain financial covenants with respect to the Company's tangible net worth and current ratio. In addition, there are covenants which prohibit the Company from paying dividends on or acquiring any of its capital stock and which either restrict or limit the Company's ability to take certain actions involving other indebtedness, liens, mergers, acquisitions, consolidations, dispositions, sales of assets, investments, capital expenditures, guarantees, prepayment of debt, transactions with affiliates and other matters.

   Upon entering into the original credit agreement with Foothill, the Company was required to pay a $350,000 commitment fee, and to deliver a facility note in an amount equal to $4,000,000 (the "Facility Note"). The Facility Note, plus accrued interest, which combined were $4,123,000, were paid in full on November 30, 1993 in a noncash transaction through the issuance of 1,374,292 shares of the Company's common stock to Foothill. At December 31, 1994, the Company had $4,288,000 of capitalized debt issuance costs related to the Credit Facility which is being amortized as interest expense over the term of the facility.

   In addition to the Credit Facility, borrowing and bank guarantee arrangements are in place at certain international locations to assist in supporting local working capital and bonding requirements. These arrangements are generally reviewed annually with the local banks and do not require significant commitment fees. The outstanding balance of such short-term loans payable and the weighted average interest rate at December 31, 1993 was $1,054,000 and 13.07%. Exclusive of the European Operations, for which the assets and liabilities are recorded in the balance sheet on a net basis, there were no outstanding loans payable at December 31, 1994. The Company's average short-term borrowings and weighted average interest rate on such short-term borrowings during 1994 were $2,613,000 and 13.18%, respectively. At December 31, 1994, the Company had in place at its Asia/Pacific operations unused lines of credit of $776,000 and guarantee facilities of $3,109,000 of which $2,427,000 of guarantees were outstanding. In February 1995, the Company was required to issue a $1,000,000 letter of credit guarantee to support the Asia/Pacific operation's banking facility.

   On a worldwide basis at December 31, 1994, excluding the European Operations, the Company had outstanding performance and financial bonds of $34,283,000, which generally provide a guarantee as to the Company's performance under contracts and other commitments; certain of which are collateralized by letter of credit programs and certain of which are issued under foreign credit facilities.

   In connection with the sale of the Company's Concrete Division at March
3, 1995, the Company's Borrowing Base under its Credit Facility was reduced by approximately $3,900,000. Additionally, in accordance with the sale agreement, the purchaser provided the Company's principal surety with a substitute indemnity agreement to satisfy the Company's bonding obligations with respect to those contracts transferred to Ceco Concrete.

   At December 31, 1994, the Company's European Operations had outstanding short-term bank borrowing of $3,145,000, which are generally supported by the local entities' assets. In addition, at December 31, 1994, the European Operations had outstanding performance bonds and other guarantees of $735,000. At certain of the European Operations, as well as other foreign locations, the Company has issued guarantees which support the local entities borrowings and performance guarantees.

   On July 14, 1993, the Company consummated its Exchange Offer. Under the terms of the Exchange Offer, the 15.5% Subordinated Debenture holders other than Sage RHH (see Note 16) who tendered their bonds each received $407.57 in principal amount of the Company's 10%-12% Senior Subordinated Notes due 1999, plus 111.4 shares of the Company's common stock for each $1,000 aggregate principal amount of 15.5% Subordinated Debentures. Sage RHH, an investor which controlled approximately 29% of the 15.5% Subordinated Debentures and 33.8% of the Company's common stock at the time of the Exchange Offer received approximately 260.4 shares of the Company's common stock for each $1,000 aggregate principal amount of 15.5% Subordinated Debentures tendered. The Company's Preferred Stock holder received 54.8 shares of common stock for each 200 shares of Preferred Stock plus accrued but unpaid dividends, which in the aggregate totaled $281,250 for all of the Preferred Stock. Pursuant to the Exchange Offer, $63,734,000 principal amount of 15.5% Subordinated Debentures plus accrued but unpaid interest of $17,128,000 were exchanged for an aggregate of $17,850,000 principal amount of the Company's 10%-12% Senior Subordinated Notes and 10,041,812 shares of the Company's common stock, and all 500,000 outstanding shares of the Preferred Stock were exchanged for an aggregate of 137,030 shares of the Company's common stock.

   Interest on the 10%-12% Senior Subordinated Notes is payable semi-annually on May 31 and November 30 of each year. Interest accruing on the 10%-12% Senior Subordinated Notes through and including May 31, 1995 may, at the Company's option, be paid in cash or additional 10%-12% Senior Subordinated Notes, and thereafter is payable in cash. Interest accrues on the 10%-12% Senior Subordinated Notes from May 31, 1993 through and including November 30, 1994 at the rate of 10% per annum if paid in cash and 12% per annum if paid in additional 10%-12% Senior Subordinated Notes, and thereafter accrues at 12% per annum. The November 30, 1993, May 31, 1994 and November 30, 1994 interest payments were paid by the Company in additional 10%-12% Senior Subordinated Notes and the Company currently anticipates that it will pay the May 31, 1995 interest payment in additional notes. The 10%-12% Senior Subordinated Notes will mature November 30, 1999, and are redeemable at the Company's option, at any time in whole or from time to time in part, at the principal amount thereof plus accrued interest to the redemption date. Indebtedness under the 10%-12% Senior Subordinated Notes is senior to the Company's 15.5% Subordinated Debentures, and subordinate to the extent provided in the indenture to all indebtedness under the Credit Facility and any other indebtedness which by its terms provides that it shall be senior to the 10%-12% Senior Subordinated Notes.

   During the third quarter of 1993, the Company recorded an extraordinary gain from the exchange of the 15.5% Subordinated Debentures of $5,367,000. In accordance with SFAS No. 15, all future interest payments which are due on the 10%-12% Senior Subordinated Notes are recorded as part of long-term debt, and, as a result, the Company has deferred the related economic gain and will not record any future interest expense related to the 10%-12% Senior Subordinated Notes. On a proforma basis, assuming that the Exchange Offer occurred at the beginning of the period, interest expense for the years ended December 31, 1992 and 1993 would have been reduced by $10,733,000 and $6,491,000, respectively.

   The effect of the Exchange Offer, which was a non-cash transaction, on the assets, liabilities and stockholders' equity of the Company, was recorded in the 1993 Consolidated Balance Sheet as of the date of the Exchange Offer, and is summarized as follows:

                                                    (Thousands)

   Reduction in 15.5% Subordinated Debentures,
     net of discount. . . . . . . . . . . . .         $ 58,743
   Reduction in accrued interest. . . . . . .  17,128
   Reduction in preferred stock dividends payable. . .     281
   Charge-off of debt and equity issuance costs. . . .  (4,960)
   Issuance of 10%-12% Senior Subordinated Notes,
     including future interest payments . . . (34,704)
                                                      --------
       Increase in stockholders' equity . . .         $ 36,488
                                                      ========


   At December 31, 1994, the 15.5% Subordinated Debentures consisted of principal of $5,196,000 and unamortized discount of $351,000. The 15.5% Subordinated Debentures, which accrete in value at the rate of 17.4% per annum, began to accrue cash interest December 9, 1991. The Company did not make the scheduled interest payments on its 15.5% Subordinated Debentures which were due on May 31, 1992, November 30, 1992, May 31, 1993 and November 30, 1993, and consequently was in default under the indenture. On February 15, 1994, the Company paid all past due interest, including interest on past due interest which in the aggregate approximated $1,829,000, thereby curing the event of default under the indenture. The Company made all scheduled interest payments on its 15.5% Subordinated Debentures during 1994.

   At December 31, 1992, the Company was in default under certain of its loan and capital lease agreements which, combined with its inability to generate adequate unrestricted cash to meet its then current and anticipated operating requirements, along with the Company's recurring losses from operations, negative working capital, and stockholders' deficiency raised substantial doubt at December 31, 1992 about the Company's ability to continue as a going concern.


11.    RENTAL AND LEASE INFORMATION

   The Company leases certain facilities and equipment under operating leases. Total rental expense charged to the Consolidated Statements of Operations for continuing operations on operating leases was $5,614,000, $3,531,000 and $2,903,000 for 1992, 1993 and 1994, respectively. In addition, sublease rental income of $218,000, $140,000 and $0, respectively, was netted against rental expense in 1992, 1993, and 1994, respectively.

   Future minimum rental commitments under operating leases at December 31, 1994 are as follows:

                                               (Thousands)

   1995 . . . . . . . . . . . . . . . . . . .   $2,615
   1996 . . . . . . . . . . . . . . . . . . .    1,983
   1997 . . . . . . . . . . . . . . . . . . .    1,304
   1998 . . . . . . . . . . . . . . . . . . .      790
   1999 . . . . . . . . . . . . . . . . . . .      141
   2000 and later . . . . . . . . . . . . . .      -
                                                ------
       Total  . . . . . . . . . . . . . . . .   $6,833
                                                ======

   The above amounts do not include rent payable under escalation clauses as the amounts are not determinable.


12.    FINANCIAL INSTRUMENTS

   The Company enters into various types of financial instruments in the normal course of business. The estimated fair value of amounts are determined based on available market information and, in certain cases, on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. Fair values for cash and cash equivalents, restricted cash, and loans payable approximate their carrying value at December 31, 1994 due to the relatively short maturity of these financial instruments. The fair value of long-term debt, including the current portion of long-term debt at December 31, 1994, was estimated to be $26,348,000 compared to their carrying value of $44,907,000.


13.    TAXES ON INCOME

   The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. As permitted under the new standard, the Company did not restate the prior years' financial statements. The cumulative effective of adopting this Statement did not have a material impact on the Company's Consolidated Balance Sheets or Statements of Operations.

   Income (loss) from continuing operations before provision (credit) for taxes on income from continuing operations consisted of the following:



                                                     Year Ended December 31
                                                     ----------------------------------
                                     1992      1993      1994
                                     ----      ----      ----
                                                     (Thousands)
     Income (loss) from continuing
       operations before provision for
       taxes on income:
         Domestic. . . . . . . .  $(48,725) $(23,289) $(15,559)
         Foreign . . . . . . . .   (12,671)   (3,937)   (3,134)
                                  --------  --------  --------
           Total . . . . . . . .  $(61,396) $(27,226) $(18,693)
                                  ========  ========  ========

     Provision (credit) for taxes on
       income from continuing
       operations:
       Current:
         Foreign . . . . . . . .  $  1,205  $      9  $    256
                                  --------  --------  --------
           Total . . . . . . . .     1,205         9       256
                                  --------  --------  --------
       Deferred:
         Foreign . . . . . . . .       -         -         -
                                  --------  --------  --------
           Total . . . . . . . .       -         -         -
                                  --------  --------  --------
           Total . . . . . . . .  $  1,205  $      9  $    256
                                  ========  ========  ========

     A reconciliation between taxes computed at the U.S. statutory federal income tax rate and the provision for taxes on income from continuing operations reported in the Consolidated Statements of Operations follows:


                                                     Year Ended December 31
                                                     ----------------------------------
                                     1992      1993      1994
                                     ----      ----      ----
                                                     (Thousands)
     Tax provision (credit) at U.S.
       statutory rate. . . . . .  $(20,875)  $(9,529)  $(6,543)
     Operating losses that could not be
      offset against taxable income. . . .    22,298     9,276       6,484
     Differences between foreign and
       domestic tax rates. . . .      (257)      139       194
     Other . . . . . . . . . . .        39       123       121
                                  --------   -------   -------
     Provision for taxes on income . . . .  $  1,205   $     9     $   256
                                  ========   =======   =======

     The following is a summary of the significant components of the Company's net deferred tax liability at December 31, 1993 and 1994:


                                              1993      1994
                                              ----      ----
                                                           (Thousands)
     Deferred tax assets:
       Insurance liabilities . . . . . . . .          $  9,098    $  8,196
       Interest on 10%-12% Senior Subordinated
        Notes. . . . . . . . . . . . . . . .   5,372     5,372
       Pension liabilities . . . . . . . . .   3,563     1,221
       Warranties, backcharges and job losses. . . .     3,362       3,489
       Other expenses not currently deductible . . .    13,149      16,619
       Unlimited operating loss carryforwards. . . .     9,754      16,494
       Limited operating loss carryforwards.   1,181     1,225
       Unrealized loss on sale/disposal of
        businesses . . . . . . . . . . . . .     -       2,114
                                                      --------    --------
          Total tax assets . . . . . . . . .  45,479    54,730
                                                      --------    --------
     Deferred tax liabilities:
       Accelerated depreciation. . . . . . .  (6,679)   (6,457)
       Other items . . . . . . . . . . . . .  (2,920)   (3,128)
                                                      --------    --------
          Total tax liabilities. . . . . . .  (9,599)   (9,585)
                                                      --------    --------
          Deferred tax asset valuation allowance . .   (36,780)    (46,045)
                                                      --------    --------
          Net deferred tax liability . . . .          $   (900)   $   (900)
                                                      ========    ========

     During 1994, the valuation allowance increased by $9,265,000 and there were no changes regarding the need for a valuation allowance in any tax jurisdiction.

     At December 31, 1994, the Company had worldwide net operating loss carryforwards, excluding the European Operations, of $41,104,000 for tax reporting purposes which are available to offset future income without limitation. Approximately $24,888,000 of these net operating loss carryforwards relate to domestic operations and are available for use until expiration in the years 2008 and 2009. In addition, the Company has domestic tax net operating loss carryforwards of $140,249,000, as well as a general business credit carryforward of $1,000,000, that existed as of the date of the Exchange Offer, whose use has been limited due to a "Change in Ownership," as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize such carryforwards and credits is restricted to an aggregate potential availability of $3,500,000, with an annual limitation of approximately $250,000 through the year 2008. Additionally, these carryforwards can be used to offset income generated by the sale of certain assets to the extent that the gain existed at the time of the Exchange Offer. This amount and the Company's unlimited, domestic net operating loss carryforwards could be further limited should another "Change in Ownership" occur.

     In addition to the above, the Company has foreign net operating loss carryforwards at December 31, 1994 of $16,216,000, which expire at various dates in the years 1996 through 2005, excluding tax loss carryforwards associated with the European Operations (Note 2), of $6,196,000.

     Undistributed earnings of consolidated foreign subsidiaries at December 31, 1994, amounted to approximately $220,000, excluding $1,881,000 of undistributed earnings at the European Operation (Note 2). No provision for income taxes has been made because the Company intends to invest such earnings permanently, or in the case of the European Operations, intends to sell or dispose of such operations without prior repatriation of such earnings. If the Company were to repatriate all undistributed earnings, withholding taxes assessed in the local country would not be material to the Consolidated Financial Statements at December 31, 1994.

     On March 3, 1995, the Company sold its Concrete Division (Notes 2 and
16). The sale resulted in a pretax gain which the Company plans to offset by utilizing available domestic net operating loss carryforwards and other deductions.


14.  CONTINGENT LIABILITIES

     Several contracts related to the discontinued custom curtainwall operations continue to be the subject of litigation. In one of the actions, a lawsuit arising out of the construction of new headquarters for Morgan Guaranty Trust Company of New York ("Morgan") at 60 Wall Street, New York, New York is pending in the Supreme Court of the State of New York [Cupples Products Division of H.H. Robertson Company v. Morgan Guaranty Trust Company of New York, et al (the "New York Litigation")]. The Company's Cupples Division acted as a subcontractor for the provision and erection of the custom curtainwall for the building. Morgan and Tishman Construction Company of New York ("Tishman") the general contractor for the project, claimed that the Company and Federal Insurance Company ("Federal"), as issuer of a performance bond in connection with the Company's work, are liable for $29,900,000 in excess completion costs and delay damages due to the Company's alleged failure to perform its obligations under its subcontract. The Company had taken action to enforce a $5,000,000 mechanic's lien against the building and sought to recover more than $10,000,000 in costs and damages caused by Tishman's breach of the subcontract with the Company. On March 3, 1995, the Company and Federal entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from claims pending in the New York Litigation. Under the terms of the Federal Agreement, Federal will assume control of the New York Litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3,000,000 interest bearing promissory note received from the Company's sale of its Concrete Division, and agreed to pay Federal $1,000,000 per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser delivered a financial guarantee insurance policy securing payment of the Concrete Note.

     The Federal Agreement also provides that (i) at least 30% of the ownership of the common stock of the Company must be held by Andrew G.C. Sage, II, who is the current Chairman of the Company and at December 31, 1994 controlled approximately 34% of the outstanding common stock through his control of Sage RHH (Note 16), and Michael E. Heisley, who is the current Chief Executive Officer and Vice Chairman of the Company and at December 31, 1994 controlled approximately 21% of the outstanding common stock through his ownership of RBC Holdings L.P. and (ii) that Mr. Sage, Mr. Heisley or both must continue as chief executive officer and/or chairman of the Company. The Federal Agreement provides that, in the event such common stock ownership and executive officers are not maintained, Federal will be entitled to immediate payment of all amounts remaining unpaid to them.

     In February 1994, the Company filed suit in state court in Iowa against Alaska Industrial Development and Export Authority ("AIDEA"), Olympic Pacific Builders, Inc. ("OPB") and Strand Hunt Corp. ("Strand Hunt") and others alleging breach of contact, tortious interference with contractual relations, negligence and misrepresentation, and seeking payment of amounts owed to the Company and other damages in connection with a pre-engineered metal building project in Anchorage, Alaska. The Company fabricated the building for OPB, which in turn supplied the building to Strand Hunt, as general contractor for AIDEA. In March 1994, Strand Hunt filed suit in the Superior Court for the State of Alaska against a number of parties, including the Company and its surety. Strand Hunt has alleged against the Company breach of contract, breach of implied warranties, misrepresentation and negligence in connection with the fabrication of the building and seeks damages in excess of $10,000,000. The Company answered the Alaska suit and asserted the claims made in the Iowa action as counterclaims against the other parties. In addition, cross-claims of a similar nature to those of Strand Hunt have been made against the Company by several of the other parties. The Company believes that it is entitled to payment and that it has meritorious defenses against the claims of Strand Hunt and the cross claims of the other parties.

     In February of 1994, the Company's Concrete Division settled certain backcharge and other claims related to a project which was substantially complete in 1989. In connection with this settlement, during the first quarter of 1994 the Company received $1,700,000 of cash and recorded a $1,200,000 gain, which is included in the accompanying Consolidated Statement of Operations as income from discontinued operations. During the second quarter of 1993, the Company recorded a credit to selling, general and administrative expenses of $1,800,000 as a result of the settlement of certain lease obligations. In May 1994, the Company resolved and settled certain claims related to a custom curtainwall project located in Texas. The outcome of these settlements did not have a material effect on the Company's Consolidated Statement of Operations in the year ended December 31, 1994.

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

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean-up at various waste disposal sites. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company has engaged various third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based upon currently available information, including the reports of third parties, management does not believe that the reasonably possible loss in excess of the amounts accrued would be material to the consolidated financial statements.


15.  INCENTIVE PLANS, STOCK OPTIONS, WARRANTS

     1986 Stock Option Plan and 1976 Stock Option Plan

     Options to purchase common stock of the Company were granted under the Company's 1986 Stock Option Plan (the "1986 Plan") and the 1976 Stock Option Plan (the "1976 Plan"). The 1986 Plan terminated by its terms effective May 6, 1991, and the 1976 Plan terminated by its terms effective December 31, 1986. No more options may be granted under the 1986 Plan or the 1976 Plan. Stock options, including stock options with stock appreciation rights granted in conjunction therewith, which were outstanding on the respective termination dates of the 1986 Plan and the 1976 Plan, continue in effect in accordance with their terms. There were no stock appreciation rights on stock options outstanding at December 31, 1994.

     A summary of stock option transactions under the Company's plans follows:


                                                     Year Ended December 31
                                                     --------------------------------
                                    1992       1993     1994
                                    ----       ----     ----
     Options outstanding, January 1. . . .    31,959    21,815         485
     Granted . . . . . . . . . . .     -         -         -
     Cancelled . . . . . . . . . .           (10,144)  (21,330)        -
                                                      --------   --------- ---------
     Options outstanding at end of
      period . . . . . . . . . . .  21,815       485       485
                                            ======== =========   =========
     Options price range at end of
      period . . . . . . . . . . .          $33-$391 $184-$391   $184-$391
                                            ======== =========   =========
     Options exercisable at end of
      period . . . . . . . . . . .   8,997       485       485
                                            ======== =========   =========

     All options granted under the plans are at prices which were not less than 100% of the fair value of the Company's common stock on the date the options were granted. Stock options outstanding at December 31, 1994 expire March 31, 1995.

     Long-Term Incentive Plan

     The Company's 1991 Long-Term Incentive Plan, (the "Long Term Incentive Plan"), as amended and restated in 1993, provides for the grant of both cash-based and stock-based awards to eligible employees of, and persons or entities providing services to the Company and its subsidiaries and provides for one-time, automatic stock awards to non-employee members of the Board of Directors. Under the Long-Term Incentive Plan, the Company may provide awards in the form of stock options, stock appreciation rights, restricted shares, performance awards, and other stock based awards. Currently up to 1,400,000 shares of common stock are issuable under the Long-Term Incentive Plan, subject to appropriate adjustment in certain events. Shares issued pursuant to the Long-Term Incentive Plan may be authorized and unissued shares, or shares held in treasury. Awards may be granted under the Long-Term Incentive Plan through March 19, 2001, unless the plan is terminated earlier by action of the Board of Directors. At December 31, 1994, there were 1,032,000 shares under the Long-Term Incentive Plan which were available for grant.

     On December 22, 1993, the Company granted awards (the "1993 Awards") of 564,000 restricted shares of the Company's common stock to certain executive officers and key employees. The awards are designed to incentivize management in a manner which would enhance shareholder value by tying vesting provisions to achievement of performance targets representing increases in the average market value of the Company's common stock. The accelerated vesting provisions include comparison of future share prices to a pre-determined base price (each measured on a 60-day average basis), cumulative market value appreciation targets over a three year period, and a requirement of continued employment with the Company except in certain specific circumstances. The base price for the 1993 Awards is $3.41 per share. The 1993 Awards also provide that if performance targets are not achieved by August 10, 1996, all unvested shares not forfeited will vest automatically on August 10, 2003, provided the holder is still an employee of the Company as defined in the plan. The 1993 Awards also provide for immediate vesting if a change in the control of the Company occurs, as defined. During 1994, 203,000 restricted shares were forfeited as a result of employee terminations, and 140,000 restricted shares were vested pursuant to the provisions of an employment agreement between the Company and a former president. No other restricted shares vested or were awarded during 1994. At December 31, 1994, 221,000 unvested restricted shares were outstanding.

     The fair market value of the restricted shares, based on the market price at the date of the grant, is recorded as deferred compensation, as a component of stockholders' equity, and deferred compensation expense is amortized over the period benefited.

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


16.  RELATED PARTY TRANSACTIONS

     On September 15, 1992, Mulligan Partnership ("Mulligan") sold 297,655 shares of the Company's common stock, representing approximately 33.8% of the Company's then outstanding common stock, and $19,831,000 aggregate principal amount of the Company's 15.5% Subordinated Debentures, representing approximately 29% of the then outstanding principal amount of such 15.5% Subordinated Debentures, to Sage Capital Corporation ("Sage Capital"), a Wyoming corporation.

     The rights of Frontera S.A., ("Frontera") an affiliate of Mulligan, under a Stockholders Agreement dated as of June 8, 1990 among the Company, Frontera and certain other stockholders, including the right to nominate certain members of the Company's Board of Directors, terminated upon the sale by Mulligan to Sage Capital. Mulligan assigned to Sage Capital, Mulligan's rights under the terms of a registration rights agreement dated as of November 8, 1990 between the Company and Frontera.

     On November 18, 1992, the Company elected the President of Sage Capital as the Company's President and Chief Executive Officer and as a Director, and elected the Managing Director of Sage Capital as a Director of the Company.
On December 30, 1992, Sage Capital transferred its shares of common stock and the 15.5% Subordinated Debentures to Sage RHH, a partnership, with Sage Capital retaining an 80% ownership in Sage RHH. As described in Note 10, Sage RHH tendered all of its 15.5% Subordinated Debentures in connection with the Exchange Offer.

     On December 2, 1993, the Company and its wholly owned subsidiary Robertson Espanola, S.A. ("Robertson Espanola") entered into an agreement (the "RC Agreement") with RC Holdings, Inc. ("RC Holdings") (formerly Heico Acquisitions, Inc.) which is indirectly controlled by the Company's Chief Executive Officer. Pursuant to the RC Agreement, RC Holdings, through an affiliate entity acquired 3,333,333 newly issued shares of the Company's common stock and certain inventory and interests related to a project in Madrid, Spain known as the Puerta de Europa project, for which the Company's Cupples Division had been providing the curtainwall system, Robertson Espanola had been providing certain project management and administrative services, and the owner of the project had been placed in insolvency proceedings. The shares issued represented approximately 21.4% of the then outstanding shares of the Company after issuance of such shares. The Company received an aggregate of $10,000,000 in cash for the shares and assets. The RC Agreement also provides that, if RC Holdings is able to realize any proceeds in connection with the Puerta de Europa project, all receipts in excess of $5,000,000 plus expenses incurred for completion and collection, will be split equally between RC Holdings and the Company (see Sale of Cupples Division below). The RC Agreement provides that, until the earlier of (i) December 2, 1998, (ii) the date on which RC Holdings and its affiliates no longer hold 10% of the Company's outstanding common stock or (iii) the date on which the current President of RC Holdings ceases to be a controlling person with respect to RC Holdings and its affiliates, the Board of Directors of the Company shall not elect a chief executive officer without the prior written consent of RC Holdings. On December 9, 1993, the Board of Directors appointed the President and sole stockholder of RC Holdings as its chief executive officer and vice chairman of the Board of Directors.

     On August 1, 1994, the Company and Robertson Espanola entered into a subcontract agreement with RC Holdings (the "RC Subcontract"). Pursuant to the RC Subcontract, the Company and Robertson Espanola have undertaken to acquire and supply certain materials for, and to coordinate the installation of, the curtainwall system related to the above-mentioned Puerto de Europa project. The Company and Robertson Espanola will be paid for certain costs and expenses associated with the performance of the RC Subcontract. During 1994, the Company, including Robertson Espanola, charged RC Holdings for costs and services performed pursuant to the RC Subcontract. Such amounts were not significant.

     On December 27, 1994, the Company sold the business and assets
(including up to $900,000 of the Company's share of the excess proceeds from the above-mentioned Puerto de Europa project, if any, received by the Company pursuant to the RC Agreement) of its remaining U.S. Building Products operation, the Cupples Division, to Cupples Products, Inc. ("CPI"), a newly-formed entity owned by a member of the Company's Board of Directors, for $800,000 and the assumption of certain liabilities by the purchaser. The transaction and the consideration therefor were negotiated with the purchaser under the direction of a special committee of disinterested directors appointed by the Board of Directors. The sale agreement provides that CPI will provide certain services to the Company for certain fees, on an as-needed basis, to assist in the resolution of certain legal proceedings and warranty and rectification claims which arose prior to the sale date. Accordingly, the Company anticipates that certain business relationships between the Company and CPI will continue in the future.

     On March 3, 1995, the Company sold the business and assets of its Concrete Construction Division to Ceco Concrete Construction Corp. ("Ceco Concrete"), a newly-formed entity controlled by the Company's Chief Executive Officer. The consideration consisted of $11,500,000 of cash, adjusted to reflect an as of sale date of October 1, 1994, a $3,000,000 interest bearing promissory note payable in three equal annual installments, with interest at 7%, and the assumption of certain liabilities by the purchaser. Upon the closing of the sale, the Company received $8,000,000 of cash, after adjustments. Additionally, the purchaser agreed to provide a substitute indemnity, bonds or collateral to satisfy the Company's bonding obligations with respect to those contracts transferred to Ceco Concrete. The transaction and the consideration therefor were negotiated under the direction of a special committee of disinterested directors appointed by the Board of Directors of the Company, who engaged the services of an independent investment banker and were represented by an independent law firm.

     During 1994, the Company agreed to pay $222,000 to a company affiliated with the Company's Chief Executive Officer for the services of an individual who served as President of the Company's Metal Buildings Group during the period from February 1994 through November 3, 1994 and as President and Chief Operating Officer of the Company from November 3, 1994. The Company also agreed to pay to another affiliated company of the Company's Chief Executive Officer $260,000 for manufacturing and certain other consulting services. Pursuant to a consulting agreement with Sage Capital, the Company paid $175,000, $517,000 and $200,000, respectively, in 1992, 1993 and 1994, for financial and operational restructuring services. In connection with the sale of the Cupples Division, the consulting agreement with Sage Capital was terminated.

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

     The Company's operations are classified into two business segments: the Metal Buildings Group and the Building Products Group. The Metal Buildings Group designs and manufactures pre-engineered metal buildings for commercial and industrial users. The Building Products Group provides construction services and at certain locations fabricates, sells and erects the components for roof, walls and floors of non-residential buildings. The Concrete Construction Group, which provided certain concrete forming services and was previously reported as a segment, has been reflected as a discontinued operation (Note 2).

     Summarized financial information for each of the Company's business segments and geographic areas of operations for 1992, 1993, and 1994 is presented below.

     Information on Segments


                                     1992       1993    1994
                                     ----       ----    ----
                                                      (Thousands)
     Revenue:
          Metal Buildings Group. . .         $187,465 $218,338    $251,584
          Building Products Group  .144,426    97,319   60,186
          Intersegment eliminations.    -         -     (2,415)
                                             -------- --------    --------
              Total. . . . . . . . .         $331,891 $315,657    $309,355
                                             ======== ========    ========

     Operating income (loss):
          Metal Buildings Group. . .         $  4,179  $ 7,212    $ 15,414
          Building Products Group  .(18,146)   (6,685)  (7,142)
          Corporate. . . . . . . . .(24,240)   (7,948) (11,763)
                                             -------- --------    --------
              Total. . . . . . . . .         $(38,207)$ (7,421)   $ (3,491)
                                             ======== ========    ========

     Identifiable assets:
          Metal Buildings Group. . .         $ 84,448 $ 96,665    $ 97,140
          Building Products Group  . 90,705    42,839   23,229
          Businesses held for sale . 22,055    22,736    4,587
          Corporate. . . . . . . . . 38,462    25,934   15,830
          Adjustments and eliminations . . .   (3,300)  (6,351)     (3,386)
                                             -------- --------    --------
              Total. . . . . . . . .         $232,370 $181,823    $137,400
                                             ======== ========    ========

     Capital expenditures:
          Metal Buildings Group. . .         $    948             $  2,955  $  3,355
          Building Products Group  .  1,371     1,614      442
          Corporate. . . . . . . . .              253       35          10
                                             -------- --------    --------
              Total. . . . . . . . .         $  2,572 $  4,604    $  3,807
                                             ======== ========    ========

     Depreciation:
          Metal Buildings Group. . .         $  2,510 $  2,419    $  2,348
          Building Products Group  .  3,106     2,348    1,037
          Corporate. . . . . . . . .     63        94       94
                                             -------- --------    --------
              Total. . . . . . . . .         $  5,679 $  4,861    $  3,479
                                             ======== ========    ========

     Information on Geographic Areas


                                     1992       1993     1994
                                     ----       ----     ----
                                                      (Thousands)
     Revenue:
          United States. . . . . . .         $204,965 $223,553    $250,259
          Canada . . . . . . . . . . 29,099    22,063   22,941
          Europe . . . . . . . . . . 86,939    52,498   16,084
          Asia/Pacific . . . . . . .           24,843   21,681      27,749
          Inter-area eliminations. .(13,955)   (4,138)  (7,678)
                                             -------- --------    --------
                  Total. . . . . . .         $331,891 $315,657    $309,355
                                             ======== ========    ========

     Operating income (loss):
          United States. . . . . . .         $  1,101 $  2,829    $ 11,058
          Canada . . . . . . . . . . (2,829)    1,099      646
          Europe . . . . . . . . . .(11,131)   (5,054)    (896)
          Asia/Pacific . . . . . . .           (1,108)   1,653      (2,536)
          Corporate. . . . . . . . .(24,240)   (7,948) (11,763)
                                             -------- --------    --------
                  Total. . . . . . .         $(38,207)$ (7,421)   $ (3,491)
                                             ======== ========    ========

     Identifiable assets:
          United States. . . . . . .         $105,731 $102,953    $ 93,325
          Canada . . . . . . . . . . 16,716    15,013   13,728
          Europe . . . . . . . . . . 52,896    13,088      -
          Asia/Pacific . . . . . . .           12,104   13,431      13,976
          Businesses held for sale . 22,055    22,736    4,587
          Corporate. . . . . . . . . 38,462    25,934   15,830
          Adjustments and eliminations . . .  (15,594) (11,332)     (4,046)
                                             -------- --------    --------
                  Total. . . . . . .         $232,370 $181,823    $137,400
                                             ======== ========    ========


     Identifiable assets in each segment or geographic area include the assets used in the Company's operations and the excess of the purchase price over the fair value of assets acquired with respect to the Metal Buildings Group. Corporate assets consist primarily of cash and cash equivalents, restricted cash, assets held for sale and capitalized debt issuance costs related to the Credit Facility. Businesses held for sale at December 31, 1994 reflects primarily the net assets of the Concrete Division. Inter-area sales are generally recorded at prices which are intended to approximate prices charged to unaffiliated customers.


18.  RETIREMENT BENEFITS

     Historically, the Company has provided retiree benefits to substantially all of its U.S. and certain of its foreign employees under various defined benefit pension plans. In connection with the Company's restructuring initiatives, the Company amended its U.S. defined benefit pension plan, effective January 1, 1995, so that active salary employees will cease to accrue future benefits after that date.

     Benefits which are provided under the Company's defined benefit pension plans are primarily based on years of service and the employee's compensation. During fiscal 1992 and 1993, the Company's funding policy with respect to its U.S. defined benefit plans was to contribute quarterly installments as required by minimum funding standards determined in accordance with the Internal Revenue Code. During fiscal 1994, the Company changed its funding policy with respect to its U.S. defined benefit plans whereby it ceased contributing in quarterly installments. During 1994, Company contributions were generally paid to its U.S. defined benefit plans such that, subject to applicable rules and regulations, the unpaid outstanding required contribution for each plan, including interest penalties, did not exceed $1,000,000 per plan. At December 31, 1994, the aggregate amount of such unpaid outstanding contributions for all plans was approximately $1,860,000.

     On January 13, 1995, the Company filed an Application for Waiver of Minimum Funding Standard with the Internal Revenue Service for certain of its U.S. defined benefit pension plans for the plan years 1994 and 1995. If the request to waive these contributions is accepted, the Company's pension funding requirements for the calendar year ended December 31, 1995 of approximately $6,400,000 will be deferred and such contributions may be made ratably over a future period, depending on the instructions of the Internal Revenue Service. In the event that the request to waive these contributions is denied, the Company will be required to immediately fund its past due contributions. Plan assets relative to defined benefit plans are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds and fixed income and equity securities.

     U.S. and Canadian Defined Benefit Plans

     Net pension cost (income) consisted of the following:



                                                      Year Ended December 31
                                                      -------------------------------
                                     1992       1993     1994
                                     ----       ----     ----
                                                      (Thousands)
Service cost-benefits earned during
 the year                            . . . .  $ 1,293   $  926     $   699
Curtailment loss and special termination
  benefits from sale of the Cupples
  Division and termination of future
  benefit accruals for salaried
  employees. . . . . . . . . . . . .    -         -        738
Interest cost on projected benefit
  obligation . . . . . . . . . . . .  5,744     5,222    4,305
Actual return on assets. . . . . . . (6,928)   (5,536)     463
Net amortization and deferral. . . .              543                1,355    (3,642)
                                    -------    ------  -------
Net pension cost . . . . . . . . . .$   652    $1,967  $ 2,563
                                    =======    ======  =======


     The above net pension cost includes the pension expense related to certain of the Company's former employees of the Concrete Division, which has been recorded as a discontinued operation. The amount of net pension expense which was allocated to the Concrete Division for the years ended 1992, 1993 and 1994 was $278,000, $329,000, and $310,000, respectively.

     The following table sets forth the aggregate funded status of the U.S. and Canadian defined benefit pension plans:


                                 December 31, 1993             December 31, 1994
                                     Plans With                    Plans With
                               -----------------------         ------------------------
                       Assets             Accumulated  Assets           Accumulated
                               Exceeding    Benefits Exceeding            Benefits
                              Accumulated  Exceeding                    AccumulatedExceeding
                                Benefits     Assets   Benefits             Assets
                                Canadian      U.S.    Canadian              U.S.
                        Plan     Plans        Plan     Plans
                              ----------- -----------                   ----------------------
                                              (Thousands)
Actuarial present value of
  benefit obligation:
   Vested benefit
     obligation . . . .$ 8,619  $ 58,222     $ 7,398  $ 52,440
   Non-vested benefit
     obligation . . . .     35       787          30     3,027
                       -------  --------     -------  --------
   Accumulated benefit
     obligation . . . .  8,654    59,009       7,428    55,467
   Excess of projected
     benefit obligation
     over accumulated
     benefit obligation. . . .       442         595       380                 -
                       -------  --------     -------  --------
Projected benefit
   obligation . . . . .  9,096    59,604       7,808    55,467
Plan assets at fair value. . .    15,182      40,296    12,130              35,630
                       -------  --------     -------  --------
Projected benefit obligation
  (in excess of) or less
  than plan assets. . .  6,086   (19,308)      4,322   (19,837)
Unrecognized net (gain)
  loss    . . . . . . .    225     9,380       1,170     8,296
Remaining unrecognized net
  transition (asset)
  obligation. . . . . .   (614)      531        (115)      253
Adjustment required to
  recognize minimum
  liability            . . . .       -        (9,315)      -                (8,549)
                       -------  --------     -------  --------
Prepaid (accrued) pension
  cost recognized in the
  Consolidated Balance
  Sheets  . . . . . . .$ 5,697  $(18,712)    $ 5,377  $(19,837)
                       =======  ========     =======  ========


     Actuarial assumptions used for the U.S. and Canadian plans were as follows:


                                                     Years Ended December 31
                                                     -------------------------------
                                      1992     1993     1994
                                      ----     ----     ----
   Assumed discount rate U.S. plans    8.5%     7.25%    8.25%
   Assumed discount rate Canadian plan . .       9.5      8.0  9.0
   Assumed rate of compensation increase .     4-5.5  4.5-5.5 5.0-5.5
   Expected rate of return on plan assets.      9-10      9.0  9.0


   Other Foreign Defined Benefit Plans

   The amounts reported below relating to other foreign defined benefit pension plans exclude in 1994 the plan of the sold U.K. Subsidiary.

   Net pension cost (income) consisted of the following:


                                                     Years Ended December 31
                                                     -------------------------------
                                     1992      1993     1994
                                     ----      ----     ----
                                                     (Thousands)
   Service cost-benefits earned during
     the year . . . . . . . . . . .          $ 1,049  $   690 $  263
   Interest cost on projected benefit
     obligation . . . . . . . . . .  3,385     2,249      151
   Actual return on assets. . . . . (5,342)   (2,394)     102
   Net amortization and deferral. .            2,143      196 (270)
   Curtailment loss . . . . . . . .    -         -      1,241
                                             -------  ------- ------
   Net pension cost (income). . . .          $ 1,235  $   741 $1,487
                                             =======  ======= ======


     The following table sets forth the aggregate funded status of other foreign defined benefit pension plans:


                                                     December 31 Plans
                                                     with Assets Exceeding
                                                     Accumulated Benefits
                                                     ---------------------
                                               1993     1994
                                               ----     ----
                                                     (Thousands)
Actuarial present value of benefit obligation
   Vested benefit obligation. . . . . . . . . $1,949   $2,283
   Non-vested benefit obligation. . . . . . .              14   14
                                              ------   ------
   Accumulated benefit obligation . . . . . .  1,963    2,297
   Excess of projected benefit obligation over
      accumulated benefit obligation. . . . .     74       85
                                              ------   ------
Projected benefit obligation. . . . . . . . .  2,037    2,382
Plan assets at fair value . . . . . . . . . .  2,150    2,346
                                              ------   ------
Projected benefit obligation less than
   (greater than) plan assets . . . . . . . .    113      (36)

Unrecognized net gain . . . . . . . . . . . .  1,489      -
Remaining unrecognized net transition asset .   (515)     -
                                              ------   ------
Prepaid (accrued) pension cost recognized in the
   Consolidated Balance Sheets. . . . . . . . $1,087   $  (36)
                                              ======   ======


   Actuarial assumptions used for the other foreign defined benefit plans were as follows:



                                                     Years Ended December 31
                                                     -------------------------------
                                     1992      1993      1994
                                     ----      ----      ----
   Assumed discount rate. . . . . .         9.5-10.5%      7.0%8.0%
   Assumed rate of compensation increase . .   7-7.5       4.5 5.5
   Expected rate of return on plan
    assets. . . . . . . . . . . . .   11-13      7.5      8.5



   Additionally, certain U.S. employees are covered by a defined contribution plan which provides for contributions based primarily on compensation levels. The Company funds its contributions to the defined contribution plan as accrued. Plan assets of defined contribution plans are invested in bank funds. Pension expense related to the Company's defined contribution plans included the following amounts:


                                                     Years Ended December 31
                                                     -------------------------------
                                     1992      1993      1994
                                     ----      ----      ----
                                                     (Thousands)
   U.S. defined contribution plan . $1,029    $  665     $  679
                                    ======    ======     ======


   The amounts noted above exclude the Concrete Division for which the U.S. defined contribution plan pension expense was $212,000, $165,000, and $180,000, respectively, in 1992, 1993 and 1994, and the pension expense under multi-employer pension plans was $1,444,000, $1,455,000, and $1,616,000 in 1992, 1993 and 1994, respectively.

   As a result of the Disposition discussed in Note 2, during 1992 the Company recorded settlement gains of $1,733,000, which are reflected in the Consolidated Statement of Operations as a component of the loss from discontinued operations. As a result of the amendment to the salary defined benefit plan which is discussed above, the Company recorded a curtailment loss of $465,000 in the fourth quarter of 1994. Additionally, as a result of the sale of the Cupples Division (Note 2), the Company recognized a curtailment and special termination benefit loss of $268,000 during 1994, which was recorded as a component of loss on businesses sold/held for sale in the Consolidated Statement of Operations. During the fourth quarter of 1994, the Company's Asia/Pacific subsidiary implemented a plan whereby it would terminate its Staff Superannuation Fund (the "Superannuation Fund"), a defined benefit plan which provides retirement benefits for substantially all the salaried employees of H.H. Robertson (Australia) Pty. Limited, and contribute all assets of the Superannuation Fund to a new, defined contribution plan.
The termination of the Superannuation Fund resulted in the Company recognizing a charge to selling, general and administrative expense of $1,241,000 in the fourth quarter of 1994.


19.    POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

   Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its U.S. plans. SFAS No. 106 requires measurement of the obligations of an employer to provide future postretirement benefits and the accrual of costs during the years that the employee provides services. The Company provides postretirement health and life insurance benefits under unfunded plans to a select group of retired former U.S. employees. In 1993, the Company fixed its per retiree cost of providing these benefits to a majority of these participants. The accumulated postretirement benefit obligation at adoption was approximately $21,501,000 and is being recognized over the expected payment period of 14 years. The adoption of SFAS No. 106 did not have a material impact on the Company's Consolidated Statements of Operations or Cash Flows. Prior to the adoption of SFAS No. 106, the Company expensed the net cost of providing such benefits to retired employees on a pay-as-you-go basis. During fiscal 1994, the Company adopted the provisions of SFAS No. 106 with respect to its foreign postretirement benefit obligations which cover a limited group of former employees and the effect was not material. The Company terminated its postretirement benefit plan for its U.S. active employees at the beginning of 1993.

   The following table sets forth the U.S. plans' funded status reconciled with the amount recognized in the Company's Consolidated Balance Sheets.


                                                     December 31,
                                                     ----------------------
                                              1993      1994
                                            -------   --------
                                                     (Thousands)
Accumulated Postretirement Benefit Obligation:
   Retired employees. . . . . . . . . . . . $(21,068) $(18,891)
                                            ========  ========

   Unfunded accumulated benefit obligation in
     excess of plan assets. . . . . . . . . $(21,068) $(18,891)
   Unrecognized net (gain)/loss . . . . . .    1,004      (117)
   Unrecognized transition obligation . . .   19,934    18,465
                                            --------  --------
   Accrued postretirement benefit cost recognized
     in the Consolidated Balance Sheets . . $   (130) $   (543)
                                            ========  ========


   For the purposes of measuring the December 31, 1994 accumulated postretirement benefit obligation, the per capita cost of covered health care benefits was assumed to increase at 11.75% from 1994 to 1995 for retirees not in the Company's fixed cost plan. The rate was assumed to decrease gradually down to 5.25% by 2002 and remain at that level thereafter. Because the health care cost trend rate assumption affects relatively few participants, there is no significant effect on the amounts reported. Increasing assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $489,000, or 2.6%. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1993 and 1994 was 7.25% and 8.25%, respectively.

   Net periodic postretirement benefit cost for 1993 and 1994 included the following components:


                                                     Year Ended December 31,
                                                     -----------------------
                                               1993     1994
                                                        ------   ------
                                                         (Thousands)
   Interest cost. . . . . . . . . . . . . .   $1,716   $1,413
   Net amortization and deferral. . . . . .    1,567    1,542
                                              ------   ------
   Net periodic postretirement benefit cost. . . . .    $3,283   $2,955
                                              ======   ======


   For purposes of measuring the 1994 net periodic postretirement benefit cost, the per capita cost of covered health care benefits was assumed to increase at 11.25% from 1994 to 1995 for retirees not in the fixed cost plans. The rate was assumed to decrease gradually down to 4.75% by 2000 and remain level thereafter. Because the health care cost trend rate assumption affects relatively few participants, increasing assumed health care cost trend rates by one percentage point each year would increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal 1994 by $35,000, or 2.5%. The weighted average discount rate used in determining the expense in 1993 and 1994 was 8.5% and 7.25%, respectively. The net cost for providing postretirement benefits to retired employees on a pay-as-you-go basis was approximately $2,436,000 in 1992. For purposes of segment reporting, the net periodic postretirement benefit cost is included as a corporate expense (Note 17).

   The Company is currently evaluating various options and, in certain cases, is taking actions to reduce the cost of its post-retirement benefits. In the event that the Company changes such benefits, the projection of future obligations and costs may differ significantly from the above.

   In the fourth quarter of 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". This statement requires an accrual method of recognizing postemployment benefits. The cumulative effect of adopting SFAS No. 112 was $1,200,000, which principally reflects long-term disability benefits which arose when the Company's policy was to self-insure such benefits. Prior to the adoption of SFAS No. 112, the Company expensed the net cost of providing these benefits on a pay-as-you-go basis. Amounts recognized in the prior and current years Consolidated Statements of Operations, exclusive of the effect of adopting SFAS No. 112, were not material.


20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Quarterly financial data is summarized as follows:



                               First   Second   Third  Fourth
                               -----   ------   -----  ------
   1994 (a)(b)
   Revenue . . . . . . . . . .$62,490 $84,421 $ 83,848            $ 78,596
   Cost of sales . . . . . . . 56,663  71,851   69,898  66,498
   Income (loss) from continuing
     operations. . . . . . . . (6,562)   (308) (10,493) (1,586)
   Net income (loss) . . . . . (5,511)    918  (15,373) (1,794)
   Income (loss) per share from
     continuing operations . .$  (.42)$  (.02)$   (.67)           $   (.10)
   Net income (loss) per common
     share . . . . . . . . . .$  (.35)$   .06 $   (.97)           $   (.11)

   1993 (a)(c)
   Revenue . . . . . . . . . .$65,999 $79,628 $ 89,371            $ 80,659
   Cost of sales . . . . . . . 58,724  67,315   76,279  69,994
   Income (loss) from continuing
     operations. . . . . . . . (8,336) (4,910) (12,365) (1,624)
   Net income (loss) . . . . . (8,615) (3,772)  (5,511) (3,038)
   Income (loss) per share from
     continuing operations . .$ (9.53)$ (5.64)$  (1.32)           $   (.12)
   Net income (loss) per common
     share . . . . . . . . . .$ (9.85)$ (4.35)$   (.59)           $   (.22)


(a) The quarterly financial data presented has been reclassified to reflect the Concrete Division as a discontinued operation.

(b) During the third and fourth quarters of 1994, the Company recorded charges of $9,800,000 and $1,600,000, respectively, to write-down the carrying values of the Cupples Division and the European Operations to their estimated net realizable values. The fourth quarter of 1994 excludes the results of the Cupples Division and the European Operations. Additionally, in the third and fourth quarters of 1994, the Company recorded losses from discontinued operations of $6 million and $2 million, respectively for the settlement of certain litigation related to the discontinued custom curtainwall operations (Note 14). The Company recorded restructuring charges of $900,000, $147,000, $2,078,000 and $295,000, respectively, in the first, second, third and fourth quarters of 1994. Also during the fourth quarter of 1994, the Company recorded curtailment losses from its pension plans of $1,706,000 (Note 18).

(c) In the third quarter of 1993, the Company recorded a charge of $9,700,000 for the sale of the Company's U.K. Subsidiary (Note 2) and an extraordinary gain of $5,367,000 resulting from the completion of the Company's Exchange Offer (Note 10). In the fourth quarter of 1993, the Company recorded a charge for discontinued operations of $2,500,000 (Note 2) and a charge of $1,200,000 for the cumulative effect of an accounting change (Note 19). As discussed in Note 2, the results of operations of the sold U.K. Subsidiary are excluded for all periods after September 30, 1993.

Independent Auditors' Report


To the Board of Directors and
Stockholders of Robertson-Ceco Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of Robertson-Ceco Corporation and its subsidiaries (the "Company") at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of Robertson-Ceco Corporation for the year ended December 31, 1992 were audited by other independent accountants whose report dated February 25, 1993 (May 3, 1993 as to Note 10) expressed an unqualified opinion on those statements and included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 19 to the financial statements, the Company changed its method of accounting for postemployment benefits in 1993 by adopting Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." In addition, as discussed in Note 13 to the financial statements, the Company changed its method of accounting for income taxes in 1993 by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


/s/ Price Waterhouse LLP


PRICE WATERHOUSE LLP
Boston, Massachusetts
March 15, 1995

Independent Auditors' Report


To the Board of Directors and
Stockholders of Robertson-Ceco Corporation:


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended December 31, 1992 of Robertson-Ceco Corporation and its subsidiaries. Our audit also included the financial statement schedule for the year ended December 31, 1992 listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Robertson-Ceco Corporation and its subsidiaries for the year ended December 31, 1992 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's defaults under its loan and capital lease agreements and its inability to generate adequate unrestricted cash to meet its current and anticipated operating requirements, along with the Company's recurring losses from operations, negative working capital, and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Boston, Massachusetts

February 25, 1993
(May 3, 1993 as to Note 10)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

  On September 14, 1993, the Board of Directors of Robertson Ceco
Corporation, acting upon the recommendation of its Audit Committee, authorized the engagement of the firm of Price Waterhouse as its independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 1993. Price Waterhouse was also engaged to perform the audit of the financial statements of the Company for the year ended December 31, 1994. Price Waterhouse replaced the firm of Deloitte & Touche, whose engagement as independent accountants of the Company terminated September 14, 1993.

  The reports of Deloitte & Touche on the Company's financial statements for the year ended December 31, 1992, except as noted below, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of Deloitte & Touche on the Company's financial statements for the year ended December 31, 1992 contained an explanatory paragraph with respect to a substantial doubt about the ability of the Company to continue as a going concern.

  During the year ended December 31, 1992 and in the period from January 1, 1993 through September 14, 1993, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte & Touche to make reference to the matter in connection with its reports on the Company's financial statements with respect to such periods.

  Also, during the year ended December 31, 1992 and in the period from January 1, 1993 through September 14, 1993, there were no "reportable events" as defined in subparagraph (a)(1)(v) of Item 304 of Regulation S-K.

  During the year ended December 31, 1992 and in the period from January 1, 1993 through September 14, 1993, which was prior to the engagement of Price Waterhouse, neither the Company nor anyone else on its behalf consulted Price Waterhouse regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered on the Company's financial statements.

                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       --------------------------------------------------

(a) Information concerning the Registrant's directors is incorporated by reference to the section entitled "Election of Directors" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1995, to be filed pursuant to Regulation 14A.

(b) Information concerning executive officers of the Registrant is set forth in Item 4.1 of Part I page 8 of this Report under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT".


ITEM 11.    EXECUTIVE COMPENSATION
       ----------------------

  Information concerning executive compensation is incorporated by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1995, to be filed pursuant to Regulation 14A.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       --------------------------------------------------------------

  Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1995, to be filed pursuant to Regulation 14A.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       ----------------------------------------------

  Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1995, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
       ----------------------------------------------------------------




The following documents are filed as part of this Report
Report:

(a)1.  Consolidated Financial Statements of Robertson-Ceco
       Corporation.

       Consolidated Statements of Operations for the three years ended December 31, 1994.

       Consolidated Balance Sheets at December 31, 1993 and
       1994.

       Consolidated Statements of Cash Flows for the three years ended December 31, 1994.

       Consolidated Statements of Stockholders' Equity (Defic-iency) for the three years ended December 31, 1994.

       Notes to Consolidated Financial Statements, including
       Selected Quarterly Financial Data as required by Item
       302 of Regulation S-K.

       Independent Auditors' Reports.
          Price Waterhouse LLP
          Deloitte & Touche LLP

(a)2.  Financial Statement Schedules for the Three Years
       Ended December 31, 1994.

       SCHEDULE II - Valuation and Qualifying Accounts
       All other schedules are omitted because they are not applicable or not required.

       Report of Independent Accountants on Financial Schedules
         Price Waterhouse LLP - as of and for the years ended
            December 31, 1993 and 1994.

(a)3.  List of Exhibits.
       Exhibits filed or incorporated by reference in connection with this Report are listed in the
       Exhibit Index starting on page 67.

(b)    Reports on Form 8-K

       On January 9, 1995 the Company filed a Form 8-K reporting on the sale of the assets and business of its Cupples Division on December 27, 1994. The Cupples
         Division operated as part of the Company's Building
         Products Group.

       On March 20, 1995 the Company filed a Form 8-K reporting the sale of the assets and business of its Concrete Division and the entering into a settlement agreement with respect to certain litigation. The Concrete Division operated as a separate business segment and is accounted for as a discontinued operation.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Boston, The Commonwealth of Massachusetts, on this 29 day of March 1995.

                                   ROBERTSON-CECO CORPORATION


                                   By /s/ John C. Sills
                                      -------------------------------
                                      Executive Vice President and
                                        Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and as of the 29 day of March, 1995. Each person whose signature appears below hereby authorizes each of Andrew G. C. Sage, II, Elmer A. Roskovensky and George S. Pultz and appoints each of them singly his or her attorney-in-fact, each with full power of substitution, to execute in his name, place and stead, in any and all capacities, any or all further amendments to this Report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, making such further changes in this Report as the Company deems appropriate.

SIGNATURE



/s/ Michael E. Heisley                /s/ Andrew G. C. Sage, II
----------------------------------    -------------------------------
Michael E. Heisley                    Andrew G. C. Sage, II
Chief Executive Officer and Director       Chairman and Director
(Principal Executive Officer)



/s/ Elmer A. Roskovensky              /s/ John C. Sills
----------------------------------    -------------------------------
Elmer A. Roskovensky                  John C. Sills
President and Chief Operating Officer      Executive Vice President and
and Director                            Chief Financial Officer
                                      (Principal Financial Officer
                                        and Principal Accounting
                                        Officer)


/s/ Frank A. Benevento                /s/ Stanley G. Berman
----------------------------------    -------------------------------
Frank A. Benevento                    Stanley G. Berman
Director                                   Director



/s/ Mary Heidi Hall Jones             /s/ Kevin E. Lewis
----------------------------------    -------------------------------
Mary Heidi Hall Jones                 Kevin E. Lewis
Director                                   Director



/s/ Leonids Rudins                    /s/ Gregg C. Sage
----------------------------------    -------------------------------
Leonids Rudins                        Gregg C. Sage
Director                                   Director

                              ROBERTSON-CECO CORPORATION                   SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                    (Thousands)
=======================================================================================
       COLUMN A           COLUMN B                  COLUMN C      COLUMN D COLUMN E
---------------------------------------------------------------------------------------
                                        ADDITIONS
                          BALANCE -----------------------                  BALANCE
                            AT    CHARGED TO CHARGED TO                       AT
                         BEGINNING            COSTS AND            OTHER         END OF
     DESCRIPTION         OF PERIOD            EXPENSES  ACCOUNTS DEDUCTIONS      PERIOD
---------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
1994:
 Deducted from Asset
  Accounts:
     Allowance for
      Doubtful Accounts.           $ 3,255   $   692   $    13 (a)    $   729 (b)
                                                                   2,088 (g)    $ 1,143
                          ======= =======    =======   =======   =======
   Reserves for Discon-
    tinued Operations
    (1)   . . . . . . .   $ 5,246 $ 8,000    $   166   $ 1,103 (e)    $12,309
                          ======= =======    =======   =======   =======
 Not Deducted from
  Asset Accounts:
   Insurance liabilities
    - current . . . . .   $11,225 $14,908    $   331             $18,099 (e)    $ 8,365
                          ======= =======    =======   =======   =======
   Insurance liabilities
    - long-term . . . .   $14,770 $          $   332   $    18 (e)    $15,084
                          ======= =======    =======   =======   =======
     Other-current (k).   $12,568 $ 8,397    $ 1,311 (f)         $10,692 (e)
                                                         3,834 (g)
                                                           797 (f)    $ 6,827  (m)
                          ======= =======    =======   =======   =======
   Other-noncurrent (1).           $13,616   $         $    36 (f)    $ 2,624 (f) $11,028
                          ======= =======    =======   =======   =======

YEAR ENDED DECEMBER 31,
1993:
 Deducted from Asset
  Accounts:
     Allowance for
      Doubtful Accounts.           $ 4,653   $ 1,707   $    57 (a)    $ 2,887 (b)
                                                  76 (f)             351 (g)    $ 3,255
                          ======= =======    =======   =======   =======
   Reserves for Discon-
    tinued Operations
    (1)   . . . . . . .   $ 4,938 $ 2,500    $         $ 2,192 (e)    $ 5,246
                          ======= =======    =======   =======   =======
 Not Deducted from Asset
  Accounts:
   Insurance liabilities
    - current . . . . .   $16,434 $11,884    $   680 (f)         $17,773 (e)    $11,225
                          ======= =======    =======   =======   =======
   Insurance liabilities
    - long-term . . . .   $11,990 $ 3,100    $         $   320 (e)    $14,770
                          ======= =======    =======   =======   =======
     Other-current (k).   $30,967 $ 6,164    $    83 (f)         $23,635 (e)
                                                           221 (g)
                                                           790 (f)    $12,568  (m)
                          ======= =======    =======   =======   =======
   Other-noncurrent (1).           $22,652   $   110   $         $ 9,064 (e)
                                                            82 (f) $13,616
                          ======= =======    =======   =======   =======


                               ROBERTSON-CECO CORPORATION                    SCHEDULE  II
                         VALUATION AND QUALIFYING ACCOUNTS
                                    (Continued)
                                    (Thousands)
==========================================================================================
       COLUMN A         COLUMN B         COLUMN C       COLUMN D COLUMN E
---------------------------------------------------------------------------------------
                                        ADDITIONS
                          BALANCE -----------------------             BALANCE
                            AT    CHARGED TO CHARGED TO                  AT
                         BEGINNING            COSTS AND            OTHER              END OF
     DESCRIPTION         OF PERIOD            EXPENSES  ACCOUNTS DEDUCTIONS      PERIOD
---------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
1992:
 Deducted from Asset
  Accounts:
     Allowance for
      Doubtful Accounts . . . . .           $ 3,582    $ 2,671   $   203 (a)    $ 1,617 (b)
                                     855 (n)                         678 (f)
                                                           363 (d)              $ 4,653
                        =======  =======   =======     =======   =======
   Reserves for Discon-
    tinued Operations
    (1)   . . . . . .   $ 3,326  $ 3,968   $           $ 2,356 (e)              $ 4,938
                        =======  =======   =======     =======   =======
 Not Deducted from Asset
  Accounts:
   Insurance liabilities
    - current . . . .   $16,986  $10,950   $           $11,502 (e)              $16,434
                        =======  =======   =======     =======   =======
   Insurance liabilities
    - long-term . . .   $19,743  $ 4,781   $           $12,534 (e)              $11,990
                        =======  =======   =======     =======   =======
     Other-current (k)            $44,932  $16,932     $   806 (f)              $29,537 (e)
                                                         1,848 (f)
                                                           318 (d)              $30,967 (m)
                        =======  =======   =======     =======   =======
   Other-noncurrent (1) . . . . .           $15,055    $ 5,500   $ 5,422        $ 3,325 (e)    $22,652
                        =======  =======   =======     =======   =======



NOTES:

(a) Represents recovery of accounts receivable previously written off as uncollectible.
(b)  Accounts receivable written off as uncollectible.
(c)  Transfer to net assets held for sale.
(d)  Other adjustments.
(e)  Represents charges to the accounts for their intended purposes.
(f)  Represents transfer of reserves.
(g)  Represents reserves of sold/held for sale businesses.
(j) The reserves are included in the captions "Other Current Assets and Other Non-Current Assets" in the Consolidated Balance Sheets.
(k) The reserves are included in the caption "Other Accrued Liabilities" in the Consolidated Balance Sheets.
(l) The reserves are included in the caption "Reserves and Other Long-Term Liabilities" in the Consolidated Balance Sheets.
(m) The reserves include warranty and backcharge reserves, reserves for restructuring, environmental and job loss reserves included in the caption "Other Accrued Liabilities" in the Consolidated Balance Sheets. See Notes to Consolidated Financial Statements.
(n) Included in the income statement in the caption "Restructuring expense (income)-net."

                       Report of Independent Accountants on
                           Financial Statement Schedules









To the Board of Directors
of Robertson-Ceco Corporation




Our audits of the consolidated financial statements referred to in our report dated March 15, 1995 appearing on page 58 of the 1994 Annual Report on Form 10-K of Robertson-Ceco Corporation also included an audit of the Financial Statement Schedule which is as of and for the years ended December 31, 1993 and 1994 listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP

Price Waterhouse LLP
Boston, Massachusetts
March 15, 1995

                                  Exhibit Index


Exhibit
No.                           Description


3.1 Registrant's Second Restated Certificate of Incorporation, effective July 23, 1993, filed as Exhibit 3 to Registrant's report on Form 8-K dated July 14, 1993 (File No. 1-10659), and incorporated herein by reference thereto. . . . . .

3.2 Bylaws of Registrant, effective November 8, 1990, and as Amended on November 12, 1991, August 27, 1992 and December 16, 1993, filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-10659), and incorporated herein by reference thereto . . . . . . . . . . . . . . . . . . . . . . . .

4.1 Registrant's Second Restated Certificate of Incorporation, effective July 23, 1993 referred to in Exhibit 3.1 above .

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

4.6 Third Supplemental Indenture, dated July 14, 1993, between Registrant and Bank One, Columbus, N.A. (as successor Trustee to Mellon Bank, N.A.) filed as Exhibit 2 to registrant's report on Form 8-K (File No. 1-10659) dated July 14, 1993, and incorporated herein by reference thereto. . . . . .

4.7    Amended and Restated Stockholders Agreement dated as of
       July 12, 1990 by and among the principal stockholders of
       Ceco Industries, Inc., H.H. Robertson Company and Registrant (formerly known as The Ceco Corporation) filed as Exhibit 4.2 to Registration Statement of The Ceco Corporation on Form S-4, Registration Statement No. 33-37020, and incorporated herein by reference thereto . . . . . . . . . . . . . .

4.8 Stock Purchase Agreement and related Registration Rights Agreement dated as of June 8, 1990 by and among H.H. Robertson Company, Ceco Industries, Inc. and Frontera S.A. filed as Exhibit 10(a) to Ceco Industries, Inc.'s report on Form 8-K (File No. 33-10181), dated as of June 5, 1990, and incorporated herein by reference thereto. . . . . . . .

4.9 Agreement, dated as of June 8, 1990, by and among Frontera S.A., First City Financial Corporation Ltd., Hornby Trading, Inc., Frill Trading Inc., the principal stockholders of Ceco Industries, Inc. and H.H. Robertson Company and related letter agreement dated as of June 8, 1990, among the principal stockholders of Ceco Industries, Inc., and Frontera S.A. filed as Exhibit 28(b) to Ceco Industries, Inc.'s report on Form 8-K (File No. 33-10181), dated as of June 5, 1990, and incorporated herein by reference thereto. . . . . .

4.10 Warrant Agreement, dated December 9, 1986, by and among Registrant (formerly known as The Ceco Corporation), Ceco Industries, Inc. (a predecessor of Registrant) and Continental Illinois National Bank and Trust Company of Chicago (now
       known as Continental Bank N.A.), filed as Exhibit 4(c) to
       Ceco Industries, Inc.'s Form 10-K (File No. 33-10181), for
       the year ended December 31, 1986, and incorporated herein
       by reference thereto together with Supplement to Warrant Agreement dated as of November 8, 1990 between Registrant and Continental Bank, N.A. filed as Exhibit 4.6 to Registrant's report on Form SE (File No. 1-10659), dated November 16, 1990, and incorporated herein by reference thereto . . . . . . . . . . . . . . . . . . . . . . . .

4.11 Registration Rights Agreement, dated December 9, 1986, by and among Registrant (formerly known as The Ceco Corporation), Ceco Industries, Inc., and the Purchasers listed on the Signature Pages of the Purchase Agreement dated December 9, 1986, between the Ceco Corporation, Ceco Industries, Inc., and the Purchasers of the Subordinated Notes of The Ceco Corporation and the Warrants of Ceco Industries, Inc. filed as Exhibit 4(d) to Ceco Industries, Inc.'s Form 10-K (File No. 33-10181), for the year ended December 31, 1986, and incorporated herein by reference thereto . . . . . . . . . . . . . . . . . . . . . . . .

4.12 Registration Rights Agreement dated May 17, 1993 by and among the Registrant and Sage RHH filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-4, Registration Statement No. 33-58818, and incorporated herein by reference thereto . . . . . . . . . . . . . .

4.13   Registration Rights Agreement dated November 23, 1993 by
       and among the Registrant and Foothill Capital Corporation filed as Exhibit 4.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-10659), and incorporated herein by reference thereto. . . . . .

4.14   Registration Rights Agreement dated December 14, 1993 by
       and among the Registrant and Heico Acquisitions, Inc. filed as Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-10659), and incorporated herein by reference thereto. . . . . .

4.15 Indenture dated as of July 14, 1993 among the Registrant and IBJ Schroder Bank and Trust Company, Trustee, relating to the Registrant's 10-12% Senior Subordinated Notes due 1999 together with specimen certificate therefor filed as
       Exhibit 1 to the Registrant's report on Form 8-K dated
       July 14, 1993 (File No. 10659), and incorporated herein
       by reference thereto. . . . . . . . . . . . . . . . . .

4.16 Specimen certificate for Common Stock, par value $.01 per share, of Registrant filed as Exhibit 4.9 to the Registration Statement of The Ceco Corporation on Form S-4, Registration No. 33-37020, and incorporated herein by reference thereto . . . . . . . . . . . . . . . . . . .

10.1 Borrower Security Agreement dated as of November 8, 1990 by Registrant in favor of Wells Fargo Bank, N.A., as Agent, filed as Exhibit 10.6 to Registrant's report on Form 10-K for the year ended December 31, 1990 (File No. 1-10659), and incorporated herein by reference thereto. . . . . .

10.2 Subsidiary Security Agreement dated as of November 8, 1990 among Ceco Dallas Co., Ceco Houston Co., Ceco San Antonio Co., M C Durham Co., M C Wathena Co., M C Windsor Co., Meyerland Co., R.P.M. Erectors, Inc. and Quantum Constructors, Inc. in favor of Wells Fargo Bank, N.A., as Agent, filed as Exhibit 10.7 to Registrant's report on Form 10-K for the year ended December 31, 1990 (File No. 1-10659), and incorporated herein by reference thereto. .

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

10.4 1976 Option Plan of H.H. Robertson Company (a predecessor of Registrant), as adopted and approved by H.H. Robertson Company's shareholders on May 2, 1978 and on May 6, 1980 and as further amended by H.H. Robertson Company's Board of Directors on August 11, 1981, February 9, 1982 and
       September 14, 1982, filed as Exhibit 10.5 to the report of H.H. Robertson Company on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-5697), and incorporated herein by reference thereto. . . . . . . . . . . . . . . . . .

10.5 1986 Stock Option Plan of H.H. Robertson Company (a predecessor of Registrant), as adopted and approved by H.H. Robertson Company's shareholders on May 6, 1986, as amended by H.H. Robertson Company's Board of Directors on March 24, 1987 and as further amended by H.H. Robertson Company's Board of Directors on February 22, 1989, filed as Exhibit 19 to the report of H.H. Robertson Company on Form 10-Q of H.H. Robertson Company for the quarter ended September 30, 1989, (File No. 1-5697), and incorporated herein by reference thereto . . . . . . . . . . . . . . . . . . .

10.6 Text of Executive Separation Plan of H.H. Robertson Company (a predecessor of Registrant) effective May 1, 1989, filed as Exhibit 19 to H.H. Robertson Company's report on Form 10-Q for the quarter ended June 30, 1989 (File No. 1-5697), and incorporated herein by reference thereto. . . . . .

10.7 Agreement and Purchase of Sale of Assets by and between United Dominion Industries, Inc., and Robertson-Ceco Corporation dated December 20, 1991, with letter amendment dated January 24, 1992, filed as Exhibit 2.1 to Registrant's report on Form 8-K dated as of February 3, 1992 (File No. 1-10659), and incorporated herein by reference thereto.

10.8 Loan and Security Agreement dated as of April 12, 1993 between the Registrant and Foothill Capital Corporation, filed as
       Exhibit 10.15 to the Registrant's Registration Statement on Form S-4, Registration Statement No. 33-58818, and incorporated herein by reference thereto, together with Amendment No. 1 to Loan and Security Agreement dated April 30, 1993 between the Registrant and Foothill Capital Corporation, filed as Exhibit
       10.16 to Registrant's Registration Statement on Form S-4, Registration Statement No. 33-58818, and incorporated herein by reference thereto. . . . . . . . . . . . . . . . . .

10.9 Amendment No. 2 to Loan and Security Agreement dated April 20, 1994, between Registrant and Foothill Capital Corporation.

10.10 Amendment No. 3 to Loan and Security Agreement dated May 1994 between Registrant and Foothill Capital Corporation . .

10.11 Amendment No. 4 to Loan and Security Agreement dated December 15, 1994 between Registrant and Foothill Capital Corporation. .

10.12  Amendment No. 5 to Loan and Security Agreement dated as of
       January 31, 1995 between Registrant and Foothill Capital
       Corporation . . . . . . . . . . . . . . . . . . . . . .

10.13 Consulting and Services Agreement dated as of September 15, 1992 between Registrant and Sage Capital Corporation, filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-10659), and incorporated herein by reference thereto, together with Amended and Restated Consulting and Services Agreement dated as of
       July 15, 1993 between Registrant and Sage Capital Corporation, filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-10659)
       and incorporated herein by reference thereto. . . . . .

10.14 Continuing Guaranty dated as of April 30, 1993 between M C Durham Co. & Foothill Capital Corporation, filed as Exhibit
       10.19 to the Registrant's Registration Statement on Form S-4, Registration Statement No. 33-58818, and incorporated herein by reference thereto. . . . . . . . . . . . . . . . . .

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

10.19 Intercreditor Agreement dated as of April 30, 1993 among the Registrant, Foothill Capital Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.24 to the Registrant's Registration Statement on Form S-4, Registration Statement No. 33-58818, and incorporated herein by reference thereto

10.20  Intercreditor Agreement dated as of March 3, 1995 among
       Foothill Capital Corporation, Wells Fargo Bank, N.A., Federal
       Insurance Company and the Registrant. . . . . . . . . .

10.21 Intercreditor Agreement dated as of November 18, 1993 among Foothill Capital Corporation, Acstar Insurance Company and the Registrant, together with Amendment to Intercreditor Agree-
       ment dated as of April 17, 1994 . . . . . . . . . . . .

10.22 Intercreditor Agreement dated as of April 30, 1993 among Foothill Capital Corporation, Reliance Insurance Co., United Pacific Insurance Company, Planet Insurance Company and the Registrant, filed as Exhibit 10.25 to the Registrant's Registration Statement on Form S-4, Registration Statement No. 33-58818, and incorporated herein by reference thereto

10.23 Asset Purchase and Stock Subscription Agreement among Heico Acquisitions, Inc., Registrant and Robertson Espanola, S.A. dated December 2, 1993, filed as Exhibit 28 to Registrant's report on Form 8-K dated December 14, 1993 (File No. 1-10659), and incorporated herein by reference thereto.

10.24 Employment Agreement between Registrant and Denis N. Maiorani dated July 15, 1993 filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-10659), and incorporated herein by reference thereto . . . . . . . . . . . . . . . . . . . . . . . .

10.25 Employment Agreement between Registrant and Andrew G. C. Sage, II dated July 15, 1993 filed as Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-10659), and incorporated herein by reference thereto. . . . . . . . . . . . . . . . . .


10.26 Agreement Regarding Debtor in Possession Financing and Use of Cash Collateral dated as of April 30, 1993 among the Registrant, Foothill Capital Corporation and Wells Fargo Bank, N.A., filed as Exhibit 10.28 to Registrant's report on Form 8-K dated December 14, 1993 (File No. 1-10659), and incorporated herein by reference thereto. . . . . . . .

10.27 Letter of Credit Agreement by and among Registrant, Wells Fargo Bank, N.A. and Foothill Capital Corporation dated as of April 30, 1993, filed as Exhibit 10.29 to Registrant's report on Form
       8-K dated December 14, 1993 (File No. 1-10659), and
       incorporated herein by reference thereto. . . . . . . .

10.28  Amended and Restated 1991 Long Term Incentive Plan, filed as
       Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 33-51665 dated December 22, 1993, and incorporated herein by reference thereto . . . . . . . . . . . . . .

10.29 Agreement by and among Registrant, Capella Investments Limited and H. H. Robertson (U.K.) Limited dated November 9, 1993, filed as Exhibit 2.1 to the Registrant's report on Form 8-K dated November 22, 1993, and incorporated herein by reference thereto. . . . . . . . . . . . . . . . . .

10.30  Indenture, dated December 9, 1986, by and between M C Co.
       (a predecessor of Registrant) and Mellon Bank, N.A. relating to Ceco Industries, Inc. 15.5% Discount Subordinated Debentures Due 2000 referred to in Exhibit 4.3 above, together First Supplemental Indenture, dated as of December 9, 1986 referred to in Exhibit 4.4 above, Second Supplement Indenture, dated November 8, 1990, referred to in Exhibit 4.5 above, and Third Supplemental Indenture, dated July 14, 1993, referred to in Exhibit 4.6 above. . . . . . . . . . . . . . . . . .

10.31  Amended and Restated Stockholders Agreement dated as of
       July 12, 1990 by and among the principal stockholders of Ceco Industries, Inc., H.H. Robertson Company and Registrant (formerly known as The Ceco Corporation) referred to in
       Exhibit 4.7 above . . . . . . . . . . . . . . . . . . .

10.32 Stock Purchase Agreement and related Registration Rights Agreement dated as of June 8, 1990 by and among H.H. Robertson Company, Ceco Industries, Inc. and Frontera S.A.
       referred to in Exhibit 4.8 above. . . . . . . . . . . .

10.33 Agreement, dated as of June 8, 1990, by and among Frontera S.A., First City Financial Corporation Ltd., Hornby Trading Inc., Frill Trading Inc., the principal stockholders of
       Ceco Industries, Inc. and H.H. Robertson Company and related letter agreement dated as of June 8, 1990, among the principal stockholders of Ceco Industries, Inc., and Frontera
       S.A. referred to in Exhibit 4.9 above . . . . . . . . .

10.34 Warrant Agreement, dated December 9, 1986, by and among Registrant (formerly known as The Ceco Corporation), Ceco Industries, Inc. (a predecessor of Registrant) and Continental Illinois National Bank and Trust Company of Chicago (now known as Continental Bank N.A.) , together with Supplement to Warrant Agreement dated as of November 8, 1990 referred to in Exhibit 4.10 above . . . . . . . . . . .

10.35 Registration Rights Agreement, dated December 9, 1986, by and among Registrant (formerly known as The Ceco Corporation), Ceco Industries, Inc., and the Purchasers listed on the Signature Pages of the Purchase Agreement dated December 9, 1986, between the Ceco Corporation,
       Ceco Industries, Inc., and the Purchasers of the Subordinated Notes of The Ceco Corporation and the Warrants of Ceco Industries, Inc. referred to in Exhibit 4.11 above. . .

10.36 Registration Rights Agreement dated May 17, 1993 by and among the Registrant and Sage RHH referred to in Exhibit 4.12 above .

10.37 Registration Rights Agreement dated November 23, 1993 by and among the Registrant and Foothill Capital Corporation referred to in Exhibit 4.13 above . . . . . . . . . . .

10.38 Registration Rights Agreement dated December 14, 1993 by and among the Registrant and Heico Acquisitions, Inc. referred to in Exhibit 4.14 above. . . . . . . . . . . . . . . .

10.39 Indenture dated as of July 14, 1993 among the Registrant and IBJ Schroder Bank and Trust Company, Trustee, relating to the Registrant's 10-12% Senior Subordinated Notes due 1999 together with specimen certificate therefor referred to in
       Exhibit 4.15 above. . . . . . . . . . . . . . . . . . .

10.40 Specimen certificate for Common Stock, par value $.01 per share, of Registrant referred to in Exhibit 4.16 above.

10.41 Asset Purchase Agreement, dated December 27, 1994 by and between Cupples Products, Inc. and the Registrant filed as
       Exhibit 2.1 to Registrant's Report on Form 8-K dated December 27, 1994 (File No. 1-10659), and incorporated herein by reference thereto . . . . . . . . . . . . . . . . . . .

10.42 Agreement for Purchase and Sale of Assets dated March 3, 1995 by and between the Registrant and Ceco Concrete Construction Corp. filed as Exhibit 2.1 to Registrant's Report on Form 8-K dated March 3, 1995 (File No. 1-10659), and incorporated herein by reference thereto . . . . . . . . . . . . . .

10.43  Settlement Agreement dated March 3, 1995 by and between the
       Registrant and Federal Insurance Company. . . . . . . .

11     Statement re Computation of Earnings (Loss) Per Common Share. .

16 Letter dated September 20, 1993 from Deloitte & Touche to the Securities and Exchange Commission filed as Exhibit 16 to Registrant's report on Form 8-K dated September 14, 1993 (File No. 1-10659), and incorporated herein by reference thereto . . . . . . . . . . . . . . . . . . . . . . . .

21     List of subsidiaries of Registrant. . . . . . . . . . .

23.1   Consent of Deloitte & Touche LLP. . . . . . . . . . . .

23.2   Consent of Price Waterhouse LLP . . . . . . . . . . . .