Form 10-Q
period 1995-03-31
ROBERTSON CECO CORP
filed 1995-05-12
CIK 868635

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[  x  ]   Quarterly report under Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

For the quarterly period ended March 31, 1995
                               --------------
                                      OR
[     ]   Transition report pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number     1-10659
                           -------

                          ROBERTSON-CECO CORPORATION
- ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                              36-3479146
     ----------------------------------          --------------------
     (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)           Identification No.)

222 Berkeley Street, Boston, Massachusetts              02116
- -----------------------------------------        --------------------
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   617-424-5500
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

                                          Yes     X       No
                                              --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at April 30, 1995
- ---------------------------------------- -----------------------------
Common Stock, par value $0.01 per share            16,096,560

                      ROBERTSON-CECO CORPORATION

                                  Form 10-Q
                                  ---------

                    For Quarter Ended March 31, 1995
                    --------------------------------

                                 INDEX
                                 =====


PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets --
             March 31, 1995 and December 31, 1994. . . . . . . . . 3

          Condensed Consolidated Statements of Operations
             And Retained Earnings (Deficit) -- Three
             Months Ended March 31, 1995 and 1994. . . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows --
             Three Months Ended March 31, 1995 and 1994. . . . . . 7

          Notes to Condensed Consolidated Financial
             Statements. . . . . . . . . . . . . . . . . . . . . . 9

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . .16


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .30

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .30

Signatures. .. . . . . . . . . . . . . . . . . . . . . . . . . . .31

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .32

                      ITEM 1. FINANCIAL STATEMENTS
                       ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                   (In thousands, except share data)
                              (Unaudited)

                                               March 31   December 31
                                                 1995         1994
                                             -----------  -----------
         -- ASSETS --

CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . .   $  6,270     $  7,890
   Restricted cash . . . . . . . . . . . . .      7,985        2,478
   Accounts and notes receivable, net. . . .     36,581       41,382
                                               --------     --------
   Inventories:
     Work in process . . . . . . . . . . . .      7,377        6,211
     Material and supplies . . . . . . . . .     11,856       11,614
                                               --------     --------
     Total inventories . . . . . . . . . . .     19,233       17,825
                                               --------     --------

   Net assets held for sale. . . . . . . . .       -           4,664

   Other current assets. . . . . . . . . . .      2,047        2,056
                                               --------     --------

     Total current assets. . . . . . . . . .     72,116       76,295
                                               --------     --------
PROPERTY - at cost . . . . . . . . . . . . .     40,641       39,927

   Less accumulated depreciation . . . . . .    (17,889)     (17,332)
                                               --------     --------
     Property, net . . . . . . . . . . . . .     22,752       22,595
                                               --------     --------
ASSETS HELD FOR SALE . . . . . . . . . . . .        736          992
                                               --------     --------
EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED BUSINESSES - NET. . . . . . . .     28,061       28,267
                                               --------     --------
OTHER NON-CURRENT ASSETS . . . . . . . . . .      8,961        9,251
                                               --------     --------
   TOTAL ASSETS  . . . . . . . . . . . . . .   $132,626     $137,400
                                               ========     ========



       See Notes to Condensed Consolidated Financial Statements.

                      ROBERTSON-CECO CORPORATION
           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
           -------------------------------------------------
                   (In thousands, except share data)
                              (Unaudited)

                                               March 31   December 31
                                                 1995         1994
                                             -----------  -----------
         -- LIABILITIES --

CURRENT LIABILITIES:
   Loans payable and current portion of
     long-term debt. . . . . . . . . . . . .  $     589    $     134
   Accounts payable, principally trade . . .     21,873       25,168
   Insurance liabilities . . . . . . . . . .     10,237        8,365
   Other accrued liabilities . . . . . . . .     29,659       32,802
                                              ---------    ---------
   Total current liabilities . . . . . . . .     62,358       66,469

LONG-TERM DEBT, less current portion . . . .     43,373       43,421
LONG-TERM INSURANCE LIABILITIES. . . . . . .     13,588       15,084
LONG-TERM PENSION LIABILITIES. . . . . . . .     16,788       16,265
RESERVES AND OTHER LIABILITIES . . . . . . .     27,991       31,854
                                              ---------    ---------
TOTAL LIABILITIES. . . . . . . . . . . . . .    164,098      173,093
                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, par value $0.01 per share .        161          161
   Capital surplus . . . . . . . . . . . . .    172,026      172,089
   Warrants. . . . . . . . . . . . . . . . .      6,042        6,042
   Retained earnings (deficit) . . . . . . .   (194,752)    (199,279)
   Excess of additional pension liability
     over unrecognized prior service cost. .     (7,991)      (7,991)
   Deferred compensation . . . . . . . . . .       (438)        (508)
   Foreign currency translation
     adjustments . . . . . . . . . . . . . .     (6,520)      (6,207)
                                              ---------    ---------
     Stockholders' equity (deficiency) . . .    (31,472)     (35,693)
                                              ---------    ---------
       TOTAL LIABILITIES AND STOCK-
         HOLDERS' EQUITY (DEFICIENCY). . . .  $ 132,626    $ 137,400
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

                                                        Three Months Ended
                                                        March 31
                                                        ------------------------
                                                 1995         1994
                                             -----------  -----------
REVENUES:
   Net product sales . . . . . . . . . . . .   $ 64,254     $ 56,818
   Construction and other services . . . . .      5,465        5,672
                                               --------     --------
     Total . . . . . . . . . . . . . . . . .     69,719       62,490
                                               --------     --------
COSTS AND EXPENSES:
   Product costs . . . . . . . . . . . . . .     53,886       51,101
   Construction and other services . . . . .      5,399        5,562
                                               --------     --------
     Cost of sales . . . . . . . . . . . . .     59,285       56,663
   Selling, general and administrative . . .      9,014       10,590
   Restructuring expense . . . . . . . . . .       -             900
                                    --------   --------
     Total . . . . . . . . . . . . . . . . .     68,299       68,153
                                               --------     --------
OPERATING INCOME (LOSS). . . . . . . . . . .      1,420       (5,663)
                                    --------   --------

OTHER INCOME (EXPENSE):
   Interest expense. . . . . . . . . . . . .     (1,116)      (1,128)
   Other income (expense) - net. . . . . . .        319          289
                                    --------   --------
     Total . . . . . . . . . . . . . . . . .       (797)        (839)
                                    --------   --------
INCOME (LOSS) BEFORE PROVISION FOR TAXES
  ON INCOME. . . . . . . . . . . . . . . . .        623       (6,502)
PROVISION FOR TAXES ON INCOME. . . . . . . .         51           60
                                    --------   --------
INCOME (LOSS) - CONTINUING OPERATIONS. . . .        572       (6,562)
DISCONTINUED OPERATIONS:
   Income from discontinued operations . . .        505        1,051
   Gain on sale of business segment. . . . .      3,450         -
                                    --------   --------
Income from discontinued operations. . . . .      3,955        1,051
                                    --------   --------
NET INCOME (LOSS). . . . . . . . . . . . . .   $  4,527     $ (5,511)
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

                                                        Three Months Ended
                                                        March 31
                                                        ------------------------
                                                 1995         1994
                                             -----------  -----------
RETAINED EARNINGS(DEFICIT) AT BEGINNING
   OF PERIOD . . . . . . . . . . . . . . . .  $(199,279)   $(177,519)
NET INCOME (LOSS). . . . . . . . . . . . . .      4,527       (5,511)
                                              ---------    ---------
RETAINED EARNINGS (DEFICIT)
   AT END OF PERIOD. . . . . . . . . . . . .  $(194,752)   $(183,030)
                                              =========    =========

NET INCOME (LOSS) PER COMMON SHARE:
   Continuing Operations . . . . . . . . . .  $     .04    $    (.42)
   Discontinued Operations . . . . . . . . .        .24          .07
                                              ---------    ---------
NET INCOME (LOSS). . . . . . . . . . . . . .  $     .28    $    (.35)
                                              =========    =========
SHARES USED IN INCOME (LOSS) PER
   SHARE CALCULATION . . . . . . . . . . . .     16,123       15,773
                                              =========    =========




















        See Notes to Condensed Consolidated Financial Statements.

                        ROBERTSON-CECO CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                              (In thousands)
                                (Unaudited)

                                                        Three Months Ended
                                                        March 31
                                                        ------------------------
                                                 1995         1994
                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . .   $  4,527     $ (5,511)
Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities:
   Depreciation and amortization . . . . . .      1,018        1,315
   Amortization of discount on debentures
     and debt issuance costs . . . . . . . .        309          308
   Gain on sale of business segment. . . . .     (3,450)        -
   Provisions for:
     Bad debts and losses on erection
       contracts . . . . . . . . . . . . . .        164          414
     Rectification and other costs . . . . .        471          530
     Restructuring expense . . . . . . . . .       -             900
   Changes in assets and liabilities,
     net of divestitures:
     (Increase) decrease in accounts and
       notes receivable. . . . . . . . . . .      4,236        4,956
     (Increase) decrease in inventories. . .     (1,534)      (1,261)
     (Increase) decrease in restricted
       cash. . . . . . . . . . . . . . . . .     (5,507)         613
     Increase (decrease) in accounts
        payable, principally trade . . . . .     (3,139)     (10,027)
     Increase (decrease) in other current
       liabilities . . . . . . . . . . . . .     (1,546)      (3,528)
     Net changes in other assets and
       liabilities . . . . . . . . . . . . .     (4,789)      (1,020)
                                               --------     --------
   Net cash provided by (used for)
     operating activities. . . . . . . . . .     (9,240)     (12,311)
                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . .     (1,161)      (1,145)
Proceeds from sales of property, plant
  and equipment. . . . . . . . . . . . . . .        500          591
Proceeds from sales of businesses. . . . . .      8,000         -
                                               --------     --------
   Net cash provided by (used for)
     investing activities. . . . . . . . . .   $  7,339     $   (554)
                                               --------     --------


        See Notes to Condensed Consolidated Financial Statements.


                        ROBERTSON-CECO CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
        -----------------------------------------------------------
                              (In thousands)
                                (Unaudited)

                                                        Three Months Ended
                                                        March 31
                                                        ------------------------
                                                 1995         1994
                                             -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) short-
  term borrowings. . . . . . . . . . . . . .   $    446     $  1,973
Payments on long-term debt borrowings  . . .       (108)         (88)
                                               --------     --------
   Net cash provided by (used for)
     financing activities. . . . . . . . . .        338        1,885
                                               --------     --------
Effect of foreign exchange rate changes
   on cash . . . . . . . . . . . . . . . . .        (57)          74
                                               --------     --------
   Net increase (decrease) in cash and
     cash equivalents. . . . . . . . . . . .     (1,620)     (10,906)
   Cash and cash equivalents - beginning
     of period . . . . . . . . . . . . . . .      7,890       15,666
                                               --------     --------
   Cash and cash equivalents - end of
     period. . . . . . . . . . . . . . . . .   $  6,270     $  4,760
                                               ========     ========
SUPPLEMENTAL CASH FLOW DATA:
   Cash payments made for:
     Interest. . . . . . . . . . . . . . . .   $    767     $  2,422
                                               ========     ========
     Income taxes. . . . . . . . . . . . . .   $   -        $   -
                                               ========     ========














         See Notes to Condensed Consolidated Financial Statements.

                   ROBERTSON-CECO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. The Consolidated Statement of Operations for the three months ended March 31, 1994 has been reclassified to reflect the sale of the Concrete Construction division as a discontinued operation (Note 2). Certain other previously reported amounts have been reclassified to conform to the 1995 presentation.


2.   DISPOSITIONS
     ------------

     On December 27, 1994, the Company sold the business and assets of its remaining U.S. Building Products operation, the Cupples Products Division (the "Cupples Division"), which manufactures curtainwall systems. The operating results and cash flows for the Cupples Division are included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 1994. During the three month period ended March 31, 1994, the Cupples Division recorded revenues of $2,500,000 and losses from continuing operations of $2,200,000.

     During the third quarter of 1994, the Company decided to sell or dispose of its remaining European Building Products operations (the "European Operations"). The Company is continuing to pursue available alternatives for the sale or disposition of its European Operations. For purposes of the March 31, 1995 and December 31, 1994 Condensed Consolidated Balance Sheets, the assets and liabilities of the European Operations are netted and presented within other liabilities. The operating results and cash flows of the European Operations are included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 1994 and excluded for the three months ended March 31, 1995. The European operations recorded revenues of $3,900,000 and losses from continuing operations of $700,000 during the three months ended March 31, 1994.

     On March 3, 1995, the Company sold the business and assets of its Concrete Construction business (the "Concrete Division") to Ceco Concrete Construction Corp., ("Ceco Concrete"), a newly formed company owned by an entity controlled by the Company's Chief Executive Officer. The consideration consisted of $11,500,000 of cash, adjusted to reflect an as of sale date of October 1, 1994, a $3,000,000 interest bearing promissory note payable in three equal annual installments, with interest at 7% [which was transferred to an unrelated third party in connection with the settlement of certain litigation (see Note 5)], and the assumption of certain liabilities by the purchaser. Upon the closing of the sale, the Company received approximately $8,000,000 of cash, after adjustments. The Concrete Division represented one of the Company's business segments and accordingly, the results of operations for all periods presented have been reclassified to reflect the Concrete Division as a discontinued operation.
     The Concrete Division recorded revenues and income of $11,100,000 and $505,000, respectively, during the period from January 1, 1995 through March 3, 1995. During the three months ended March 31, 1994, the Concrete Division recorded revenues and income of $13,500,000 and $1,100,000, respectively. Income of the Concrete Division for the three months ended March 31, 1994 includes a credit of $1,200,000 related to the settlement of certain backcharge and other claims arising out of a project which was substantially complete in 1989. For purposes of the December 31, 1994 Condensed Consolidated Balance Sheet, the assets and liabilities of the Concrete Division have been netted and classified as assets held for sale - current.


3.   CREDIT AND LIQUIDITY
     --------------------

     The Company maintains a credit facility (the "Credit
     Facility") with Foothill Capital Corporation which, under its terms, has maximum availability of $45,000,000 and expires on May 18, 1999.

     Availability under the terms of the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $166,667 per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5,000,000 required to be outstanding under the term loan (each together the "Borrowing Base"). At March 31, 1995, the Borrowing Base was estimated to be $30,000,000 which, together with $7,445,000 of restricted cash collateral, was used to support the $5,000,000 term loan and approximately $31,500,000 of outstanding letters of credit and related guarantees which were used to support primarily the Company's workers' compensation and bonding programs. The Company had approximately $900,000 of availability under the Credit Facility at March 31, 1995. Further availability could be obtained by providing additional cash collateral to support additional letters of credit and guarantees. At March 31, 1995, the Company had $7,985,000 of restricted cash, of which approximately $540,000 was utilized to support certain settlements and other claims related to the sale and disposition of businesses. The remaining $7,445,000 of restricted cash was utilized to support letters of credit and letter of credit guarantees, a portion of which were related to the Concrete Division.

     Pursuant to the terms of the agreement for the sale of the Concrete Division, the purchaser entered into an indemnity agreement with the Company's principal surety with respect to performance bonds relating to the Concrete Division which were outstanding at the date of the sale. In connection with such agreement, the Company's surety agreed to reduce the Company's letter of credit collateral requirements by approximately $4,400,000. In addition, an insurance carrier for the Company reduced the Company's letter of credit collateral requirements during 1995, which together with the reduction in the performance bond collateral requirements discussed above, enabled the Company to reduce its total letter of credit collateral requirements by approximately $5,800,000. As a result of the collateral requirement reductions the Company expects to gain access during the second quarter of 1995 to approximately $5,800,000 of cash which was restricted at March 31, 1995.

     In addition to the Credit Facility, borrowing arrangements are in place at the Company's Asia/Pacific operations to assist in supporting local working capital requirements and bonding programs. The Asia/Pacific operations credit facility is secured by a $1,000,000 letter of credit issued under the Company's domestic Credit Facility during the first quarter of 1995. At March 31, 1995, the Company had in place at its Asia/Pacific operations available lines of credit of $700,000, of which $500,000 was outstanding. In addition to the line of credit, the Company's Asia/Pacific operations had a guarantee and performance bond facility in place which enabled them to issue up to $1.8 million of performance bonds and guarantees. At March 31, 1995, the Asia/Pacific operation had utilized substantially all amounts available under that facility. The Asia/Pacific operations are currently negotiating to replace the current credit facility which expires on June 30, 1995.
     In order for a new credit facility to be established, the Company may be required to provide additional security for its Asia/Pacific operations.

     On a worldwide basis at March 31, 1995, excluding the European Operations, the Company had outstanding performance and financial bonds in the aggregate amount of $31,400,000, which generally provide a guarantee as to the Company's performance under contracts and other commitments. Certain of such bonds are collateralized by letter of credit programs and certain of such bonds are issued under foreign credit facilities.

     At March 31, 1995, the Company's European Operations, which are held for sale, had outstanding short-term bank borrowings of $3,400,000, which are generally supported by the local entities' assets. In addition, at March 31, 1995, the European Operations had outstanding performance bonds and other guarantees of $3,700,000 which are also supported by the local entities' assets. At certain of the European Operations, as well as other foreign locations, the Company has issued guarantees which support the local entities borrowings and performance guarantees.


4.   OTHER CURRENT LIABILITIES
     -------------------------

     Other current liabilities consisted of the following:


                                                     March 31      December 31
                                           1995         1994
                                                    -----------    -----------
                                                             (Thousands)

     Payroll and related benefits. . . . .$10,908      $11,778
     Warranty and backcharge reserves. . .  3,481        3,367
     Deferred revenues . . . . . . . . . .  1,044        1,778
     Reserves for restructuring. . . . . .  1,876        2,460
     Accrued interest  . . . . . . . . . .  2,138        1,804
     Other . . . . . . . . . . . . . . . . 10,212       11,615
                                          -------      -------
     Total . . . . . . . . . . . . . . . .$29,659      $32,802
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

     On March 3, 1995, the Company and Federal entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from claims pending in the New York Litigation. Under the terms of the Federal Agreement, Federal will assume control of the New York Litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3,000,000 interest bearing promissory note received from the Company's sale of its Concrete Division, and agreed to pay Federal $1,000,000 per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser of the Concrete Division delivered a financial guarantee insurance policy securing payment of the promissory note.

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


6.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

     The following unaudited pro forma financial information shows the results of operations of the Company assuming that the sale of the Cupples Division, sale or disposal of the European Operations and sale of the Concrete Division (see Note 2) had occurred at the beginning of the periods presented. These results are not necessarily indicative of what results would have been if such transactions had occurred at the beginning of the periods presented and are not necessarily indicative of the financial condition or results of operations for any future date or period.


                                                  Three Months Ended
                                                  March 31
                                                   ---------------------
                                            1995        1994
                                         ---------    --------
                                                     (Pro forma)
                                                   (Thousands)
                                                   (Unaudited)
Revenue. . . . . . . . . . . . . . .      $69,719     $56,101
                                          =======     =======

Net Income (Loss) from Continuing
   Operations. . . . . . . . . . . .      $   572     $(3,736)
                                          =======     =======

Net Income (Loss) Per Common Share
   from Continuing Operations. . . .      $   .04     $  (.24)
                                          =======     =======


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

During the past several years, Robertson-Ceco Corporation (the "Company") has been adversely affected by the worldwide recession in the construction industry and as a result has incurred significant operating losses and has experienced severe liquidity problems. To address these problems the Company has developed and either implemented or is in the process of implementing a number of operational and financial restructuring plans for the Company, including reducing operating costs to meet current and expected levels of demand, liquidating or divesting of operations which do not meet the Company's strategic direction or where the amount of cash required to restructure the business exceeds the expected return within a reasonable period of time, and investing in remaining businesses, where appropriate, to realize their potential. In addition, there are currently a number of restructuring programs which are ongoing and under consideration including further reductions in work force levels and rationalization of certain businesses and facilities.

The Company operates primarily in the construction and commercial building sectors with a significant portion of the Company's revenues concentrated in North America and, to a lesser extent, the Asia/Pacific region. As a result, the Company considers its businesses to be seasonal in nature and operating results during the first quarter of each year are affected, in part, by the severity of weather conditions.

On December 27, 1994, the Company sold the business and assets of its remaining U.S. Building Products operation, the Cupples
Products Division (the "Cupples Division"). The operating results and cash flows for the Cupples Division are included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 1994.

During the third quarter of 1994, the Company decided to sell or dispose of its remaining European Building Products operations (the "European Operations"). The Company is continuing to pursue certain available alternatives for the sale or disposition of the European Operations. For purposes of the March 31, 1995 and December 31, 1994 Condensed Consolidated Balance Sheets, the assets and liabilities of the European Operations are netted and presented within other liabilities. The operating results and cash flows of the European Operations are included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 1994 and excluded for the three months ended March 31, 1995.


    On March 3, 1995, the Company sold the business and assets of its Concrete Construction business (the "Concrete Division") to Ceco Concrete Construction Corp., ("Ceco Concrete"), a newly formed company owned by an entity controlled by the Company's Chief Executive Officer. The consideration consisted of $11.5 million of cash, adjusted to reflect an as of sale date of October 1, 1994, a $3.0 million interest bearing promissory note payable in three equal annual installments, with interest at 7% [which was transferred to an unrelated third party in connection with the settlement of certain litigation (see "Litigation")], and the assumption of certain liabilities by the purchaser. Upon the closing of the sale, the Company received $8.0 million of cash, after adjustments. The Concrete Division represented one of the Company's business segments and accordingly, the results of operations for all periods presented have been reclassified to reflect the Concrete Division as a discontinued operation. The Concrete Division recorded revenues and income of $11.1 million and $.5 million, respectively, during the period from January 1, 1995 through March 3, 1995. During the three months ended March 31, 1994, the Concrete Division recorded revenues and income of $13.5 million and $1.1. million, respectively. Income of the Concrete Division for the three months ended March 31, 1994 includes a credit of $1.2 million related to the settlement of certain backcharge and other claims arising out of a project which was substantially complete in 1989. For purposes of the December 31, 1994 Condensed Consolidated Balance Sheet, the assets and liabilities of the Concrete Division have been netted and classified as assets held for sale - current.

As a result of the sales and dispositions noted above, the Company's ongoing businesses currently include (excluding the European Operations) the Metal Buildings Group, which has sales and operations primarily throughout North America and, to a lesser extent, the Far East, and its Building Products Group, which has sales and operations primarily throughout the Asia/Pacific region and, to a lesser extent, Canada (the above hereinafter referred to as "Continuing Business"). See Note 2 of Notes to Condensed Consolidated Financial Statements for additional financial information with respect to businesses which have been sold or are held for sale.


Overview of Results of Operations
- ---------------------------------

Revenues for the first quarter of 1995 of $69.7 million increased $7.2 million or 11.6% from the first quarter of 1994. The increase in revenues reflects higher revenues at the Company's Metal Buildings Group and remaining Building Products Operations, offset in part by the exclusion of the Cupples Division and the European Operations from the 1995 operating results. The Company's gross margin percentage was approximately 15.0% in the first quarter of 1995 compared to 9.3% in 1994. The improvement in the Company's gross margin percentage is primarily due to the exclusion of the Cupples Division from the 1995 operating results and higher margins at the Company's Metal Building Group resulting from efficiencies associated with higher revenues. Selling, general and administrative expenses decreased by $1.6 million in the first quarter of 1995 compared to the same quarter of 1994. The decrease in selling, general and administrative expenses is primarily a result of excluding the Cupples Division and European Operations from the 1995 operating results.

During the first quarter of 1994, the Company recorded a restructuring charge of $.9 million reflecting primarily severances associated with workforce reductions at the Cupples Division.

Income from continuing operations was $.6 million during the first quarter of 1995 compared to a loss of $6.6 million during the same period of 1994.

Net income was $4.5 million for the first quarter of 1995 compared with a net loss a $5.5 million for the first quarter of 1994. Net income during the first quarter of 1995 includes income from the discontinued Concrete Division of $.5 million and a $3.5 million gain resulting from the sale of the Concrete Division. Net income for the first quarter of 1994 includes income from the discontinued Concrete Division of $1.1 million, including a $1.2 million credit from the settlement of certain backcharge and other claims arising out of a project which was substantially complete in 1989.

The financial information presented in the tables below includes certain financial information concerning the Company's operations as it is presented in the Condensed Consolidated Financial Statements of the Company and provides certain unaudited pro forma information relating to the Company's Continuing Businesses. Adjustments for Businesses Sold/Held for Sale reflect the exclusion of the operating results for the periods indicated of the Company's businesses which have been sold or are currently in the process of sale or disposal. Results of the Concrete Division are excluded, as this business is accounted for as a discontinued operation. The pro forma operating results are not necessarily indicative of what the Company's actual results would have been had such transactions occurred at the beginning of the periods presented and are not necessarily indicative of the financial condition or results of operations for any future period or date.


                                                  Quarter Ended
                                                  March 31
                                                   ---------------------
                                            1995        1994
                                         ---------    --------
                                                   (In Thousands)
                                                   (Unaudited)
Revenue:
  Metal Buildings. . . . . . . . . . . .  $60,927     $50,507
  Building Products. . . . . . . . . . .    8,792      11,983
                                          -------     -------
  As Reported. . . . . . . . . . . . . .   69,719      62,490
  Businesses Sold/Held for Sale. . . . .     -         (6,389)
                                          -------     -------
  Pro Forma Continuing Businesses. . . .  $69,719     $56,101
                                          =======     =======


                                                  Quarter Ended
                                                  March 31
                                                   ---------------------
                                            1995        1994
                                         ---------    --------
                                                   (In Thousands)
                                                   (Unaudited)
Cost of Goods Sold:
  Metal Buildings. . . . . . . . . . . .  $51,422     $45,587
  Building Products. . . . . . . . . . .    7,863      11,076
                                          -------     -------
  As Reported. . . . . . . . . . . . . .   59,285      56,663
  Businesses Sold/Held for Sale. . . . .     -         (6,352)
                                          -------     -------
  Pro Forma Continuing Businesses. . . .  $59,285     $50,311
                                          =======     =======

                                                  Quarter Ended
                                                  March 31
                                                   ---------------------
                                            1995        1994
                                         ---------    --------
                                                   (In Thousands)
                                                   (Unaudited)
Selling General and Administrative
 Expense:
  Metal Buildings. . . . . . . . . . . .  $ 5,431     $ 4,767
  Building Products. . . . . . . . . . .    1,575       3,337
  Corporate. . . . . . . . . . . . . . .    2,008       2,486
                                          -------     -------
  As Reported. . . . . . . . . . . . . .    9,014      10,590
  Businesses Sold/Held for Sale. . . . .     -         (1,937)
                                          -------     -------
  Pro Forma Continuing Businesses. . . .  $ 9,014     $ 8,653
                                          =======     =======



                                                  Quarter Ended
                                                  March 31
                                                   ---------------------
                                            1995        1994
                                         ---------    --------
                                                   (In Thousands)
                                                   (Unaudited)
Restructuring Expense
  Metal Buildings. . . . . . . . . . . .  $  -        $  -
  Building Products. . . . . . . . . . .     -            900
  Corporate. . . . . . . . . . . . . . .     -           -
                                          -------     -------
  As Reported. . . . . . . . . . . . . .     -            900
  Businesses Sold/Held for Sale. . . . .     -           (900)
                                          -------     -------
  Pro Forma Continuing Businesses. . . .  $  -        $  -
                                          =======     =======


                                                  Quarter Ended
                                                  March 31
                                                   ---------------------
                                            1995        1994
                                         ---------    --------
                                                   (In Thousands)
                                                   (Unaudited)
Operating Income:
  Metal Buildings. . . . . . . . . . . .  $ 4,074     $   153
  Building Products. . . . . . . . . . .     (646)     (3,330)
  Corporate. . . . . . . . . . . . . . .   (2,008)     (2,486)
                                          -------     -------
  As Reported. . . . . . . . . . . . . .    1,420      (5,663)
  Businesses Sold/Held for Sale. . . . .     -          2,800
                                          -------     -------
  Pro Forma Continuing Businesses. . . .  $ 1,420     $(2,863)
                                          =======     =======


                                                  Quarter Ended
                                                  March 31
                                                   ---------------------
                                            1995        1994
                                         ---------    --------
                                                   (In Thousands)
                                                   (Unaudited)
Interest Expense:
  As Reported. . . . . . . . . . . . . .  $ 1,116     $ 1,128
  Businesses Sold/Held for Sale. . . . .     -            (83)
                                          -------     -------
  Pro Forma Continuing Businesses. . . .  $ 1,116     $ 1,045
                                          =======     =======


                                                  Quarter Ended
                                                  March 31
                                                   ---------------------
                                            1995        1994
                                         ---------    --------
                                                   (In Thousands)
                                                   (Unaudited)
Income (Loss) from Continuing
 Operations:
  Metal Buildings. . . . . . . . . . . .  $ 4,255     $   315
  Building Products. . . . . . . . . . .     (606)     (3,425)
  Corporate (including domestic
     interest expense) . . . . . . . . .   (3,077)     (3,452)
                                          -------     -------
  As Reported. . . . . . . . . . . . . .      572      (6,562)
  Businesses Sold/Held for Sale. . . . .     -          2,826
                                          -------     -------
  Pro Forma Continuing Businesses. . . .  $   572     $(3,736)
                                          =======     =======



The following sections highlight the Company's operating results on a segment basis and provide information on non-operating income and expenses.


Metal Buildings Group
- ---------------------

Metal Buildings Group revenues increased by $10.4 million or 20.6% in the first quarter 1995 compared to the same period in 1994. The increase reflects primarily improved market conditions in the U.S. and favorable weather conditions in the first quarter of 1995 compared to the first quarter of 1994. Operating income at the Metal Buildings Group was $4.1 million in the first quarter of 1995 compared to $.2 million in the first quarter of 1994. Operating profits during the first quarter of 1995 were favorably affected by higher revenues and weather conditions offset in part by higher selling, general and administrative costs associated with higher sales volumes and costs associated with the implementation of new information systems and decentralization initiatives currently in process.


Building Products Group
- -----------------------

Building Products Group revenues decreased by $3.2 million or 26.6% in the first quarter of 1995 compared to the same period in 1994. The revenue decline is a result of excluding the Cupples Division and European Operations which recorded $6.4 million of revenue during the first quarter of 1994, offset in part by higher revenues at the Company's remaining Building Products operations.

For the quarter ended March 31, 1995, the Building Products Group recorded an operating loss of $.6 million compared with an operating loss of $3.3 million in the first quarter of 1994. The 1994 operating loss includes losses recorded by the Cupples Division and European Operations of $2.8 million, including a $.9 million restructuring charge. Excluding the effect of the Cupples Division and the European Operations, the operating loss for the first quarter of 1994 was $.5 million.


Other Income (Expenses)
- -----------------------

Interest expense for the each of the quarters ended March 31, 1995 and 1994 was $1.1 million.

Other income (expense) - net for each of the quarters ended March
31, 1995 and 1994 totalled $.3 million.


Backlog of Orders
- -----------------

At March 31, 1995, the backlog of unfilled orders believed to be firm for the Company's ongoing businesses was approximately $99.8 million. On a comparable basis, adjusted for the sale of the Concrete Division, the Cupples Division and the European Operations, which had a backlog at March 31, 1994 of approximately $75.1 million, the order backlog was approximately $96.6 million at March 31, 1994.


Litigation
- ----------

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

On March 3, 1995, the Company and Federal entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from claims pending in the New York Litigation. Under the terms of the Federal Agreement, Federal will assume control of the New York Litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3.0 million interest bearing promissory note received from the Company's sale of its Concrete Division, and agreed to pay Federal $1.0 million per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser of the Concrete Division delivered a financial guarantee insurance policy securing payment of the promissory note.

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


Environmental Matters
- ---------------------

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


Liquidity and Capital Resources
- -------------------------------

During the quarter ended March 31, 1995, the Company used approximately $3.7 million of cash, excluding amounts which became restricted, to fund its operating activities. Of this amount, approximately $.6 million was used to fund restructuring activities. The uses of operating cash during the first quarter of 1995 reflect primarily the funding of working capital requirements and trailing liabilities associated with sold and discontinued businesses.

During 1994, in view of the Company's liquidity situation, along with the projected working capital and capital expenditure needs for the Company's existing businesses, funding projections for trailing liabilities and the existing and anticipated bonding requirements required primarily by the Concrete Division, the Company decided that it was necessary to sell the Concrete Division. The sale was completed on March 3, 1995 and the Company received approximately $8.0 million in cash after certain adjustments. As a result of the sale of the Concrete Division, the Company's borrowing base was reduced by approximately $3.9 million. Security requirements for such reduction in the borrowing base, as well as security requirements for additional letters of credit issued during the first quarter of 1995, were fulfilled by the Company in the form of restricted cash collateral. At March 31, 1995, the Company had $8.0 million of restricted cash. Approximately $.6 million was utilized to support certain settlements and other claims related to the sale and disposition of businesses. The remaining $7.4 million of restricted cash was utilized to support letters of credit and letter of credit guarantees.

In addition, during the first quarter of 1995, the Company spent approximately $1.2 million on capital expenditures, most of which were directed toward upgrading and improving manufacturing equipment and data processing systems at the Company's Metal Building Group. Cash provided by financing activities during the period consisted primarily of short-term borrowings of $.4 million which was provided under foreign credit facilities to assist in funding local working capital requirements and first quarter operating losses. As a result, primarily of the above, unrestricted cash and cash equivalents decreased by $1.6 million during the period from December 31, 1994 to March 31, 1995. At March 31, 1995, the Company had $6.3 million of unrestricted cash and cash equivalents which consisted of $2.2 million of cash and short-term investments located at foreign subsidiaries which is available to fund local working capital requirements and $4.1 million of cash located in the U.S. which is available for general business purposes.

The Company maintains a credit facility (the "Credit Facility") with Foothill Capital Corporation which, under its terms, has maximum availability of $45.0 million and expires on May 18, 1999.

Availability under the terms of the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $.2 million per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under the term loan (each together the "Borrowing Base"). At March 31, 1995, the Borrowing Base was estimated to be $30.0 million which together with $7.4 million of restricted cash, was used to support the $5.0 million term loan and $31.5 million of outstanding letters of credit and related guarantees which were used to support primarily the Company's workers' compensation and bonding programs. The Company had approximately $.9 million of availability under the Credit Facility at March 31, 1995. Further availability could be obtained by providing additional cash collateral to support additional letters of credit and guarantees.


Pursuant to the terms of the agreement for the sale of the Concrete Division, the purchaser entered into an indemnity agreement with the Company's principal surety with respect to performance bonds relating to the Concrete Division which were outstanding at the date of the sale. In connection with such agreement, the Company's surety agreed to reduce the Company's letter of credit collateral requirements by approximately $4.4 million. In addition, an insurance carrier for the Company reduced the Company's letter of credit collateral requirements during 1995, which together with the reduction in the performance bond collateral requirements discussed above, enabled the Company to reduce its total letter of credit collateral requirements by approximately $5.8 million. As a result of the collateral requirement reductions, the Company expects to gain access during the second quarter of 1995 to approximately $5.8 million of cash which was restricted at March 31, 1995.

In addition to the Credit Facility, borrowing arrangements are in place at the Company's Asia/Pacific operations to assist in supporting local working capital requirements and bonding programs. The Asia/Pacific operations credit facility is secured by a $1.0 million letter of credit issued under the Company's domestic Credit Facility during the first quarter of 1995. At March 31, 1995, the Company had in place at its Asia/Pacific operations available lines of credit of $.7 million, of which $.5 million was outstanding. In addition to the line of credit, the Company's Asia/Pacific operations had a guarantee and performance bond facility in place which enabled them to issue up to $1.8 million of performance bonds and guarantees. At March 31, 1995, the Asia/Pacific operations had utilized substantially all amounts available under that facility. The Asia/Pacific operations are currently negotiating to replace the current credit facility which expires on June 30, 1995. In order for a new credit facility to be established, the Company may be required to provide additional security to its Asia/Pacific operations.

On a worldwide basis at March 31, 1995, excluding the European Operations, the Company had outstanding performance and financial bonds of $31.4 million, which generally provide a guarantee as to the Company's performance under contracts and other commitments; certain of which are collateralized by letter of credit programs and certain of which are issued under foreign credit facilities.


At March 31, 1995, the Company's European Operations had outstanding short-term bank borrowing of $3.4 million which are generally supported by the local entities' assets. In addition, at March 31, 1995, the European Operations had outstanding performance bonds and other guarantees of $3.7 million. At certain of the European Operations, as well as other foreign locations, the Company has issued guarantees which support the local entities borrowings and performance guarantees.


Outlook
- -------

During the past several years, the Company has incurred significant losses from continuing operations. The combination of these operating losses, along with the funding required for restructuring activities, trailing liabilities associated with sold and discontinued businesses and substantial financing expenses have placed a significant strain on the Company's liquidity and credit resources. To respond to this situation, the Company has taken, and is in the process of taking, a number of operational and financial restructuring actions which are designed to improve the Company's profitability and liquidity. During 1994, the Company concluded that the appropriate near term strategy should be to:
(i) focus the business around its Metal Buildings Group and Asia/Pacific Operations; (ii) exit those businesses which are considered non-strategic and consume significant liquidity; and
(iii) preserve liquidity by aggressively managing trailing liabilities and, whenever possible, structure the payment of such obligations over a period of years. Actions which were taken during 1994 and 1995 to increase profitability, cash flow and liquidity include further reductions in headcount and costs associated with the corporate office; termination of the accrual of benefits under the Company's defined benefit pension plan for active salaried employees in the United States; sale of the Cupples Division, which incurred losses from continuing operations of $3.5 million for the nine months ended September 30, 1994; commencement of actions for the sale or disposition of the European Operations which incurred losses from continuing operations for the nine months ended September 30, 1994 of $1.3 million; entering into the Federal Agreement which provides a structured payout over time concerning certain litigation; development of a program to aggressively manage outstanding claims and to reduce collateral requirements in connection with insurance programs; and other actions to reduce the cost of active employee and retiree benefits. Additionally, on January 13, 1995, the Company filed an Application for Waiver of Minimum Funding Standard with the Internal Revenue Service for certain of its U.S. defined benefit pension plans for the plan years 1994 and 1995. If the request to waive these contributions is accepted, the Company's pension funding requirements for the calendar year ended December 31, 1995 of approximately $6,400,000 will be deferred and such contributions may be made ratably over a future period, depending on the instructions of the Internal Revenue Service. In the event that the request to waive these contributions is denied, the Company will be required to immediately fund its past due contributions.

The Company anticipates that demands on its liquidity and credit resources will continue to be significant during 1995 and the next several years as a result of funding requirements for restructuring programs, the Federal Agreement, nonrecurring cash obligations and trailing liabilities associated with sold and discontinued businesses. Additionally, beginning in November of 1995, the Company will be required to pay its interest obligation on its 10%- 12% Senior Subordinated Notes in cash which will require a payment of $1.4 million semiannually. The Company expects to meet these requirements through a number of sources, including operating cash generated by the Company's Metal Buildings Group, proceeds from the sale of the Concrete Division, available cash which was $6.3 million at March 31, 1995, and availability under the Credit Facility and foreign credit facilities. The Company's liquidity projections are predicated on estimates as to the amount and timing of the payment of the Company's trailing liabilities and expectations regarding the operating performance of the Company's Continuing Businesses. In the event the Company experiences significant differences as to the amount and timing of the payment of the Company's trailing liabilities and/or the actual operating results of the Company's Continuing Businesses, the Company may be required to seek additional capital through the expansion of existing credit facilities or through new credit facilities, or through a possible debt or equity offering, or a combination of the above. There can be no assurance that such additional capital would be available to the Company.

                            PART II
                        OTHER INFORMATION
                        -----------------


Item 1.  Legal Proceedings

    Information describing certain of the Company's legal proceedings and environmental matters is included in Part 1, Item 1, in Note 5 to the "Notes to the Consolidated Financial Statements," and in Part 1, Item 2, in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Litigation" and Environmental Matters," and is hereby incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

         (a)          Exhibit 11  -    Computation of Earnings (Loss) per
                                       Common Share, filed herewith.

SIGNATU                            RES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                          ROBERTSON-CECO CORPORATION
                          --------------------------
                                 (Registrant)






                      By:              /s/ Thomas C. Baker
                        -----------------------------
                        Thomas C. Baker
                        Corporate Controller





May 12, 1995
- ------------

                        ROBERTSON-CECO CORPORATION
                               EXHIBIT INDEX
                        --------------------------


EXHIBIT 11 -  Computation of Earnings (Loss) Per Common Share