Form 10-Q
period 1995-06-30
ROBERTSON CECO CORP
filed 1995-08-11
CIK 868635

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[  x  ]   Quarterly report under Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

For the quarterly period ended June 30, 1995
                               -------------
                                      OR
[     ]   Transition report pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number     1-10659
                           -------

                          ROBERTSON-CECO CORPORATION
- ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                              36-3479146
     ----------------------------------          --------------------
     (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)           Identification No.)

222 Berkeley Street, Boston, Massachusetts              02116
- ------------------------------------------       --------------------
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   617-424-5500
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

                                          Yes     X       No
                                              --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at July 31, 1995
- ---------------------------------------   ----------------------------
Common Stock, par value $0.01 per share            16,098,618

                      ROBERTSON-CECO CORPORATION

                                  Form 10-Q
                                  ---------

                    For Quarter Ended June 30, 1995
                    -------------------------------

                                 INDEX
                                 =====


PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets --
             June 30, 1995 and December 31, 1994 . . . . . . . . . 3

          Condensed Consolidated Statements of Operations
             And Retained Earnings (Deficit) -- Three and
             Six Months Ended June 30, 1995 and 1994 . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows --
             Six Months Ended June 30, 1995 and 1994 . . . . . . . 7

          Notes to Condensed Consolidated Financial
             Statements. . . . . . . . . . . . . . . . . . . . . . 9

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . .13


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .25

Item 4.   Submission of Matters to a Vote of Security
             Stockholders. . . . . . . . . . . . . . . . . . . . .25

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .25

Signatures. .. . . . . . . . . . . . . . . . . . . . . . . . . . .26

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .27

                      ITEM 1. FINANCIAL STATEMENTS
                       ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                   (In thousands, except share data)
                              (Unaudited)


                                               June 30    December 31
                                                 1995         1994
                                             -----------  -----------
         -- ASSETS --

CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . .  $ 12,020      $  7,890
   Restricted cash . . . . . . . . . . . . .       431         2,478
   Accounts and notes receivable, net. . . .    43,171        41,382
                                              --------      --------
   Inventories:
     Work in process . . . . . . . . . . . .     8,952         6,211
     Material and supplies . . . . . . . . .    10,042        11,614
                                              --------      --------
     Total inventories . . . . . . . . . . .    18,994        17,825
                                              --------      --------

   Net assets held for sale. . . . . . . . .       -           4,664

   Other current assets. . . . . . . . . . .     2,002         2,056
                                              --------      --------

     Total current assets. . . . . . . . . .    76,618        76,295
                                              --------      --------
PROPERTY - at cost . . . . . . . . . . . . .    42,140        39,927

   Less accumulated depreciation . . . . . .                (18,600)   (17,332)
                                              --------      --------
     Property, net . . . . . . . . . . . . .    23,540        22,595
                                              --------      --------
ASSETS HELD FOR SALE . . . . . . . . . . . .       735           992
                                              --------      --------
EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED BUSINESSES - NET. . . . . . . .    27,853        28,267
                                              --------      --------
OTHER NON-CURRENT ASSETS . . . . . . . . . .     9,088         9,251
                                              --------      --------
   TOTAL ASSETS  . . . . . . . . . . . . . .  $137,834      $137,400
                                              ========      ========


       See Notes to Condensed Consolidated Financial Statements.

                      ROBERTSON-CECO CORPORATION
           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
           -------------------------------------------------
                   (In thousands, except share data)
                              (Unaudited)


                                               June 30    December 31
                                                 1995         1994
                                             -----------  -----------
         -- LIABILITIES --

CURRENT LIABILITIES:
   Loans payable and current portion of
     long-term debt. . . . . . . . . . . . .  $     604    $     134
   Accounts payable, principally trade . . .     22,816       25,168
   Insurance liabilities . . . . . . . . . .     10,616        8,365
   Other accrued liabilities . . . . . . . .     37,468       32,802
                                              ---------    ---------
   Total current liabilities . . . . . . . .     71,504       66,469

LONG-TERM DEBT, less current portion . . . .     42,122       43,421
LONG-TERM INSURANCE LIABILITIES. . . . . . .     13,019       15,084
LONG-TERM PENSION LIABILITIES. . . . . . . .     13,914       16,265
RESERVES AND OTHER LIABILITIES . . . . . . .     27,323       31,854
                                              ---------    ---------
TOTAL LIABILITIES. . . . . . . . . . . . . .    167,882      173,093
                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, par value $0.01 per share .        161          161
   Capital surplus . . . . . . . . . . . . .    172,031      172,089
   Warrants. . . . . . . . . . . . . . . . .      6,042        6,042
   Retained earnings (deficit) . . . . . . .   (193,333)    (199,279)
   Excess of additional pension liability
     over unrecognized prior service cost. .     (7,991)      (7,991)
   Deferred compensation . . . . . . . . . .       (423)        (508)
   Foreign currency translation
     adjustments . . . . . . . . . . . . . .     (6,535)      (6,207)
                                              ---------    ---------
     Stockholders' equity (deficiency) . . .    (30,048)     (35,693)
                                              ---------    ---------
       TOTAL LIABILITIES AND STOCK-
         HOLDERS' EQUITY (DEFICIENCY). . . .  $ 137,834    $ 137,400
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
                                  (Unaudited)


                                            Three Months Ended             Six Months Ended
                                                  June 30                       June 30
                                            ------------------            -------------------
                                   1995      1994        1995      1994
                                 --------  --------   --------- ---------
REVENUES:
 Net product sales . . . . . . . $ 70,659  $ 73,151   $134,913  $129,969
 Construction and other
  services . . . . . . . . . . .    4,244    11,270      9,709    16,942
                                 --------  --------   --------  --------
   Total . . . . . . . . . . . .   74,903    84,421    144,622   146,911
                                 --------  --------   --------  --------
COSTS AND EXPENSES:
 Product costs . . . . . . . . .   57,858    61,587    111,744   112,688
 Construction and other
  services . . . . . . . . . . .    4,509    10,264      9,908    15,826
                                 --------  --------   --------  --------
   Cost of sales . . . . . . . .   62,367    71,851    121,652   128,514
 Selling, general and
  administrative . . . . . . . .   10,154    11,692     19,168    22,282
 Restructuring expense . . . . .      -         147        -       1,047
                                 --------  --------   --------  --------
   Total . . . . . . . . . . . .   72,521    83,690    140,820   151,843
                                 --------  --------   --------  --------
OPERATING INCOME (LOSS). . . . .    2,382       731      3,802    (4,932)
                                 --------  --------   --------  --------
OTHER INCOME (EXPENSE):
 Interest expense. . . . . . . .   (1,115)   (1,162)    (2,231)   (2,290)
 Other income (expense)-net. . .      211       213        530       502
                                 --------  --------   --------  --------
   Total . . . . . . . . . . . .     (904)     (949)    (1,701)   (1,788)
                                 --------  --------   --------  --------
INCOME (LOSS) BEFORE PROVISION
 FOR TAXES ON INCOME . . . . . .    1,478      (218)     2,101    (6,720)
PROVISION FOR TAXES ON INCOME. .       59        90        110       150
                                 --------  --------   --------  --------
INCOME (LOSS) - CONTINUING
 OPERATIONS. . . . . . . . . . .    1,419      (308)     1,991    (6,870)
DISCONTINUED OPERATIONS:
 Income from discontinued
  operations . . . . . . . . . .      -       1,226        505     2,277
 Gain on sale of business
  segment. . . . . . . . . . . .      -         -        3,450       -
                                 --------  --------   --------  --------
Income from discontinued
 operations. . . . . . . . . . .      -       1,226      3,955     2,277
                                 --------  --------   --------  --------
NET INCOME (LOSS). . . . . . . . $  1,419  $    918   $  5,946  $ (4,593)
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
                                (Unaudited)


                                           Three Months Ended             Six Months Ended
                                                 June 30                       June 30
                                           -------------------           ---------------------
                                1995        1994        1995       1994
                              --------    --------   ---------  ---------
RETAINED EARNINGS (DEFICIT)
 AT BEGINNING OF PERIOD. . . .$(194,752) $(183,030)  $(199,279)$(177,519)
NET INCOME (LOSS). . . . . . .    1,419        918       5,946    (4,593)
                              ---------  ---------   --------- ---------
RETAINED EARNINGS (DEFICIT)
 AT END OF PERIOD. . . . . .  $(193,333) $(182,112)  $(193,333)$(182,112)
                              =========  =========   ========= =========

NET INCOME (LOSS) PER COMMON
 SHARE:
   Continuing Operations . . .$     .09  $    (.02)  $     .12 $    (.44)
   Discontinued Operations . .     -           .08         .25       .15
                              ---------  ---------   --------- ---------
NET INCOME (LOSS). . . . . . .$     .09  $     .06   $     .37 $    (.29)
                              =========  =========   ========= =========

SHARES USED IN INCOME (LOSS)
 PER SHARE CALCULATION . . . .   16,097     16,229      16,110    15,773
                              =========  =========   ========= =========















        See Notes to Condensed Consolidated Financial Statements.

                        ROBERTSON-CECO CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                              (In thousands)
                                (Unaudited)


                                                        Six Months Ended
                                                        June 30
                                                        ------------------------
                                                 1995         1994
                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . .  $  5,946      $ (4,593)
Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities:
   Depreciation and amortization . . . . . .     2,001         2,651
   Amortization of discount on debentures
     and debt issuance costs . . . . . . . .       618           619
   Gain on sale of business segment. . . . .    (3,450)         -
   Provisions for:
     Bad debts and losses on erection
       contracts . . . . . . . . . . . . . .       378         1,894
     Rectification and other costs . . . . .       728         1,224
     Restructuring expense . . . . . . . . .       -           1,047
   Changes in assets and liabilities,
     net of divestitures:
     (Increase) decrease in accounts and
       notes receivable. . . . . . . . . . .    (2,748)       (8,329)
     (Increase) decrease in inventories. . .    (1,407)        3,020
     (Increase) decrease in restricted
       cash. . . . . . . . . . . . . . . . .     2,047          (134)
     Increase (decrease) in accounts
        payable, principally trade . . . . .    (2,126)       (8,680)
     Increase (decrease) in other current
       liabilities . . . . . . . . . . . . .     5,167        (4,317)
     Net changes in other assets and
       liabilities . . . . . . . . . . . . .    (9,234)       (3,335)
                                              --------      --------
   Net cash provided by (used for)
     operating activities. . . . . . . . . .    (2,080)      (18,933)
                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . .    (2,748)       (1,923)
Proceeds from sales of property, plant
  and equipment. . . . . . . . . . . . . . .       183           210
Proceeds from sales of businesses. . . . . .     8,000           -
Proceeds from assets held for sale . . . . .       251         3,014
                                              --------      --------
   Net cash provided by (used for)
     investing activities. . . . . . . . . .  $  5,686      $  1,301
                                              --------      --------


        See Notes to Condensed Consolidated Financial Statements.

                        ROBERTSON-CECO CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
        -----------------------------------------------------------
                              (In thousands)
                                (Unaudited)


                                                        Six Months Ended
                                                        June 30
                                                        ------------------------
                                                 1995         1994
                                             -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) short-
  term borrowings. . . . . . . . . . . . . .  $    511      $  2,600
Proceeds from long-term borrowings . . . . .       130           -
Payments on long-term borrowings . . . . . .       (75)         (150)
                                              --------      --------
   Net cash provided by (used for)
     financing activities. . . . . . . . . .       566         2,450
                                              --------      --------
Effect of foreign exchange rate changes
   on cash . . . . . . . . . . . . . . . . .       (42)          127
                                              --------      --------
   Net increase (decrease) in cash and
     cash equivalents. . . . . . . . . . . .     4,130       (15,055)
   Cash and cash equivalents - beginning
     of period . . . . . . . . . . . . . . .     7,890        15,666
                                              --------      --------
   Cash and cash equivalents - end of
     period. . . . . . . . . . . . . . . . .  $ 12,020      $    611
                                              ========      ========
SUPPLEMENTAL CASH FLOW DATA:
   Cash payments made for:
     Interest. . . . . . . . . . . . . . . .  $  1,518      $  3,396
                                              ========      ========
     Income taxes. . . . . . . . . . . . . .  $      8      $      3
                                              ========      ========










         See Notes to Condensed Consolidated Financial Statements.

                   ROBERTSON-CECO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. The Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1994 has been reclassified to reflect the sale of the Concrete Construction Division as a discontinued operation (Note 2). Certain other previously reported amounts have been reclassified to conform to the 1995 presentation.


2.   DISPOSITIONS
     ------------

     On December 27, 1994, the Company sold the business and assets of its remaining U.S. Building Products operation, the Cupples Products Division (the "Cupples Division"), which manufactures curtainwall systems. The operating results and cash flows for the Cupples Division are included in the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 1994. During the three and six months ended June 30, 1994, the Cupples Division recorded revenues of $2,900,000 and $5,500,000, respectively, and losses from continuing operations of $1,100,000 and $3,200,000, respectively.

     During the third quarter of 1994, the Company decided to sell or dispose of its three remaining European Building Products subsidiaries (the "European Operations") which were located in Spain, Holland and Norway. On June 27, 1995, the Company sold its subsidiary located in Holland, and on July 31, 1995, the Company sold its subsidiary located in Spain. The Company is currently negotiating the sale of its subsidiary located in Norway. These transactions are not expected to have a material effect on the Company's Consolidated Financial Statements. For purposes of the June 30, 1995 and December 31, 1994 Condensed Consolidated Balance Sheets, the assets and liabilities of the then remaining European Operations are netted and presented within other liabilities. The operating results and cash flows of the European Operations are included in the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 1994 and excluded for the three and six months ended June 30, 1995. The European operations recorded revenues of $7,200,000 and $11,000,000, during the three and six months ended June 30, 1994, respectively, and losses from continuing operations of $300,000 and $1,000,000 during the three and six months ended June 30, 1994, respectively.

     On March 3, 1995, the Company sold the business and assets of its Concrete Construction Division (the "Concrete Division") to Ceco Concrete Construction Corp., a newly formed company owned by an entity controlled by the Company's Chief Executive Officer. The Concrete Division represented one of the Company's business segments and accordingly, the results of operations for all periods presented have been reclassified to reflect the Concrete Division as a discontinued operation.
     The Concrete Division recorded revenues and income of $11,100,000 and $505,000, respectively, during the period from January 1, 1995 through March 3, 1995. During the three months ended June 30, 1994, the Concrete Division recorded revenues and income of $16,700,000 and $1,200,000, respectively. During the six months ended June 30, 1994, the Concrete Division recorded revenues and income of $30,200,000 and $2,300,000, respectively. For purposes of the December 31, 1994 Condensed Consolidated Balance Sheet, the assets and liabilities of the Concrete Division were netted and classified as assets held for sale - current.


3.   OTHER CURRENT LIABILITIES
     -------------------------

     Other current liabilities consisted of the following:



                                          June 30   December 31
                                           1995         1994
                                                     ---------     -----------
                                                             (Thousands)
     Payroll and related benefits. . . . .$15,346      $11,778
     Warranty and backcharge reserves. . .  3,278        3,367
     Deferred revenues . . . . . . . . . .  2,622        1,778
     Reserves for restructuring. . . . . .  1,554        2,460
     Accrued interest  . . . . . . . . . .  3,416        1,804
     Other . . . . . . . . . . . . . . . .             11,252          11,615
                                          -------      -------
     Total . . . . . . . . . . . . . . . .$37,468      $32,802
                                          =======      =======


4.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     In connection with the settlement of a construction contract dispute, on March 3, 1995 the Company entered into an agreement which provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 34% of the outstanding common stock and the current Chief Executive Officer and Vice Chairman of the Company, who currently controls approximately 21% of the outstanding common stock and (ii) either or both must continue as chief executive officer and/or chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $6,500,000 at June 30, 1995, rather than the scheduled $250,000 quarterly payments.

     On a worldwide basis at June 30, 1995, excluding the European Operations, the Company had outstanding performance and financial bonds in the aggregate amount of $28,225,000, which generally provide a guarantee as to the Company's performance under contracts and other commitments. Certain of such bonds are collateralized in part by letter of credit programs and certain of such bonds are issued under foreign credit facilities.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

Dispositions
- ------------

On December 27, 1994, the Company sold the business and assets of its remaining U.S. Building Products operation, the Cupples
Products Division (the "Cupples Division"). The operating results and cash flows for the Cupples Division are included in the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 1994.

During the third quarter of 1994, the Company decided to sell or dispose of its three remaining European Building Products subsidiaries (the "European Operations") which were located in Spain, Holland and Norway. On June 27, 1995, the Company sold its subsidiary located in Holland, and on July 31, 1995, the Company sold its subsidiary located in Spain. The Company is currently negotiating the sale of its subsidiary located in Norway. These transactions are not expected to have a material effect on the Company's Consolidated Financial Statements. The operating results and cash flows of the then remaining European Operations are included in the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 1994 and excluded for the three and six months ended June 30, 1995.

On March 3, 1995, the Company sold the business and assets of its Concrete Construction Division (the "Concrete Division") to Ceco Concrete Construction Corp., a newly formed company owned by an entity controlled by the Company's Chief Executive Officer. The Concrete Division represented one of the Company's business segments and, accordingly, the results of operations for all periods presented have been reclassified to reflect the Concrete Division as a discontinued operation.

As a result of the sales and dispositions noted above, the Company's ongoing businesses currently include the Metal Buildings Group, which has sales and operations primarily throughout North America and, to a lesser extent, the Far East, and its Building Products Group, which has sales and operations primarily throughout the Asia/Pacific region and, to a lesser extent, Canada (the above hereinafter referred to as the "Continuing Businesses"). See Note 2 of Notes to Condensed Consolidated Financial Statements for additional financial information with respect to businesses which have been sold or are held for sale. The Company considers its businesses to be seasonal in nature and operating results are affected, in part, by the severity of weather conditions.


Overview of Results of Operations
- ---------------------------------

Revenues for the second quarter of 1995 of $74.9 million decreased $9.5 million or 11.3% from the second quarter of 1994. During the six months ended June 30, 1995, revenues were $144.6 million, a decrease of $2.3 million or 1.6% compared to the same period in 1994. The decrease in revenues reflects the exclusion of the Cupples Division and the European Operations from the 1995 operating results, offset in part by higher revenues at the Company's Metal Buildings Group. The Company's gross margin percentage was approximately 16.7% in the second quarter of 1995 compared to 14.9% in 1994. On a year-to-date basis, the gross margin percentage was 15.9% in 1995 compared with 12.5% in 1994. The improvement in the Company's gross margin percentage is primarily due to the exclusion of the Cupples Division from the 1995 operating results and higher margins at the Company's Metal Buildings Group resulting from improved selling prices and efficiencies associated with higher volumes.

Selling, general and administrative expenses decreased by $1.5 million in the second quarter of 1995 compared to the same quarter of 1994 and during the six months ended June 30, 1995, selling, general and administrative expenses decreased by $3.1 million, compared to the same period in 1994. The decrease in selling, general and administrative expenses is primarily a result of excluding the Cupples Division and European Operations from the 1995 operating results, offset in part by higher post-retirement medical expenses at Corporate associated with certain benefit curtailment charges.

During the three and six months ended June 30, 1994, the Company recorded restructuring charges of $.1 million and $1.0 million, respectively, reflecting primarily severances associated with workforce reductions at the Cupples Division.

Interest expense for the quarters ended June 30, 1995 and June 30, 1994 was $1.1 million and $1.2 million, respectively. Year-to-date interest expense was $2.2 million in 1995 compared to $2.3 million in 1994.

Other income (expense) - net for each of the quarters ended June
30, 1995 and June 30, 1994 totalled $.2 million. On a year-to-date basis, other income (expense) - net was $.5 million during 1995 and 1994.

Income from continuing operations was $1.4 million during the second quarter of 1995 compared to a loss of $.3 million during the same period of 1994. On a year-to-date basis, income from continuing operations was $2.0 million in 1995, compared to a loss of $6.9 million in 1994.

Net income (loss) during the three and six month periods ended June 30, 1995 was $1.4 million and $5.9 million, respectively, compared with $.9 million and $(4.6) million, respectively, during the three and six months ended June 30, 1994. Year-to-date net income during 1995 includes income from the discontinued Concrete Division of $.5 million and a $3.5 million gain resulting from the sale of the Concrete Division. Net income for the three and six months ended June 30, 1994 includes income from the discontinued Concrete Division of $1.2 million and $2.3 million, respectively.

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



                                        Quarter Ended               Six Months Ended
                                           June 30                       June 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)
Revenue:
  Metal Buildings. . . . . $66,418  $ 66,124  $127,345  $116,631
  Building Products. . . .   8,485    19,326    17,277    31,309
  Intersegment
    Eliminations . . . . .     -      (1,029)      -      (1,029)
                           -------  --------  --------  --------
  As Reported. . . . . . .  74,903    84,421   144,622   146,911
  Businesses Sold/Held
   for Sale. . . . . . . .     -     (10,105)      -     (16,494)
                           -------  --------  --------  --------
  Pro Forma Continuing
   Businesses. . . . . . . $74,903  $ 74,316  $144,622  $130,417
                           =======  ========  ========  ========





                                        Quarter Ended               Six Months Ended
                                           June 30                       June 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)
Cost of Sales:
  Metal Buildings. . . . . $54,463  $ 55,794  $105,885  $101,381
  Building Products. . . .   7,904    17,086    15,767    28,162
  Intersegement
   Eliminations. . . . . .     -      (1,029)      -      (1,029)
                           -------  --------  --------  --------
  As Reported. . . . . . .  62,367    71,851   121,652   128,514
  Businesses Sold/Held
   for Sale. . . . . . . .     -      (9,343)      -     (15,695)
                           -------  --------  --------  --------
  Pro Forma Continuing
   Businesses. . . . . . . $62,367  $ 62,508  $121,652  $112,819
                           =======  ========  ========  ========




                                        Quarter Ended               Six Months Ended
                                           June 30                       June 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)
Selling, General and
 Administrative Expense:
  Metal Buildings. . . . . $ 5,862   $ 5,706   $11,293   $10,473
  Building Products. . . .   1,442     3,421     3,017     6,758
  Corporate. . . . . . . .   2,850     2,565     4,858     5,051
                           -------   -------   -------   -------
  As Reported. . . . . . .  10,154    11,692    19,168    22,282
  Businesses Sold/Held
   for Sale. . . . . . . .     -      (1,871)      -      (3,808)
                           -------   -------   -------   -------
  Pro Forma Continuing
   Businesses. . . . . . . $10,154   $ 9,821   $19,168   $18,474
                           =======   =======   =======   =======




                                        Quarter Ended               Six Months Ended
                                           June 30                       June 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)
Restructuring Expense:
  Metal Buildings. . . . . $   -     $   -     $   -     $   -
  Building Products. . . .     -         147       -       1,047
  Corporate. . . . . . . .     -         -         -         -
                           -------   -------   -------   -------
  As Reported. . . . . . .     -         147       -       1,047
  Businesses Sold/Held
   for Sale. . . . . . . .     -         -         -        (900)
                           -------   -------   -------   -------
  Pro Forma Continuing
   Businesses. . . . . . . $   -     $   147   $   -     $   147
                           =======   =======   =======   =======



                                        Quarter Ended               Six Months Ended
                                           June 30                       June 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)
Operating Income:
  Metal Buildings. . . . . $ 6,093   $ 4,624   $10,167   $ 4,777
  Building Products. . . .    (861)   (1,328)   (1,507)   (4,658)
  Corporate. . . . . . . .  (2,850)   (2,565)   (4,858)   (5,051)
                           -------   -------   -------   -------
  As Reported. . . . . . .   2,382       731     3,802    (4,932)
  Businesses Sold/Held
   for Sale. . . . . . . .     -       1,109       -       3,909
                           -------   -------   -------   -------
  Pro Forma Continuing
   Businesses. . . . . . . $ 2,382   $ 1,840   $ 3,802   $(1,023)
                           =======   =======   =======   =======




                                        Quarter Ended               Six Months Ended
                                           June 30                       June 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)
Interest Expense:
  As Reported. . . . . . . $ 1,115   $ 1,162   $ 2,231   $ 2,290
  Businesses Sold/Held
   for Sale. . . . . . . .     -        (111)      -        (194)
                           -------   -------   -------   -------
  Pro Forma Continuing
   Businesses. . . . . . . $ 1,115   $ 1,051   $ 2,231   $ 2,096
                           =======   =======   =======   =======



                                        Quarter Ended               Six Months Ended
                                           June 30                       June 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)
Income (Loss) from
 Continuing Operations:
  Metal Buildings. . . . . $ 6,078   $ 4,724   $10,333   $ 5,039
  Building Products. . . .    (841)   (1,491)   (1,447)   (4,916)
  Corporate (including
   domestic interest
   expense). . . . . . . .  (3,818)   (3,541)   (6,895)   (6,993)
                           -------   -------   -------   -------
  As Reported. . . . . . .   1,419      (308)    1,991    (6,870)
  Businesses Sold/Held
   for Sale. . . . . . . .     -       1,343       -       4,169
                           -------   -------   -------   -------
  Pro Forma Continuing
   Businesses. . . . . . . $ 1,419   $ 1,035   $ 1,991   $(2,701)
                           =======   =======   =======   =======



The following sections highlight the Company's operating results on a segment basis and provide information on non-operating income and expenses.


Metal Buildings Group
- ---------------------

Metal Buildings Group revenues increased by $.3 million or .4% in the second quarter of 1995 compared to the same period in 1994. During the first six months of 1995, revenues at the Metal Buildings Group increased by $10.7 million or 9.2% compared to the same period in 1994. The year-to-date increase in revenue reflects primarily improved market conditions in the U.S. and favorable weather conditions in the first quarter of 1995 compared to the first quarter of 1994. Operating income at the Metal Buildings Group was $6.1 million during the second quarter of 1995, compared to $4.6 million during the second quarter of 1994, an increase of $1.5 million or 31.8%. On a year-to-date basis, Metal Buildings Group operating income was $10.2 million and $4.8 million during 1995 and 1994, respectively, an increase of $5.4 million. The increase in operating profits during the second quarter resulted from cost reduction programs which have been initiated and improved selling prices resulting from strong market demand. On a year-to-date basis, operating profits were favorably affected by higher revenues and favorable weather conditions experienced in the first quarter, offset in part by higher selling, general and administrative costs associated with higher sales volumes and costs associated with the implementation of new information systems and decentralization initiatives currently in process.


Building Products Group
- -----------------------

Building Products Group revenues decreased by $10.8 million or 56.1% in the second quarter of 1995 compared to the same period in 1994. On a year-to-date basis, 1995 revenues decreased by $14.0 million or 44.8% compared to the same period of 1994. The decreases in revenue are primarily a result of excluding the revenues of the Cupples Division and European Operations from the Company's 1995 operating results. The Cupples Division and European Operations recorded combined revenues of $10.1 million and $16.5 million, respectively, during the three and six months ended June 30, 1994. Excluding the effect of the Cupples Division and European Operations, revenues in the quarter ended June 30, 1995 decreased $.7 million from the comparable period of 1994. This decrease is due to lower revenue levels at the Company's Asia/Pacific operations, offset in part by higher revenues at the Company's Canadian operations. On a year-to-date basis, excluding the effect of the Cupples Division and European Operations, revenues during the six months ended June 30, 1995 increased $2.5 million from the comparable period of 1994. This increase is primarily due to higher revenue levels at the Company's Canadian operations.

For the quarter ended June 30, 1995, the Building Products Group recorded an operating loss of $.9 million compared with an operating loss of $1.3 million in the second quarter of 1994. On a year-to-date basis, the operating losses were $1.5 million and $4.7 million in 1995 and 1994, respectively. The operating losses for the three and six months ended June 30, 1994 include restructuring charges of $.1 million and $1.0 million, respectively, related primarily to workforce reductions at the Company's former Cupples Division. The operating losses in the three and six months ended June 30, 1994 include operating losses of the Cupples Division and European Operations totalling $1.1 million and $3.9 million, respectively. Excluding the effect of the operating losses of the Cupples Division and the European Operations, second quarter operating losses were $.9 million in 1995 compared to $.2 million in 1994. On a year-to-date basis, excluding the Cupples Division and European Operations, the Building Products Group incurred operating losses of $1.5 million and $.7 million during 1995 and 1994, respectively. The increase in operating losses during 1995 is primarily due to lower revenues and margins at the Company's Asia/Pacific operations which are primarily attributable to lower than anticipated bookings due to both heavy competition and delays in the awarding of anticipated projects.


Backlog of Orders
- -----------------

At June 30, 1995, the backlog of unfilled orders believed to be firm for the Company's ongoing businesses was approximately $112.6 million. On a comparable basis, adjusted for the sale of the Concrete Division, the Cupples Division and the European Operations, which had a combined backlog at June 30, 1994 of approximately $76.2 million, the order backlog was approximately $105.3 million at June 30, 1994.


Litigation
- ----------

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


Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1995, the Company used approximately $4.1 million of cash, including amounts which were previously restricted, to fund its operating activities. The uses of operating cash during the first six months of 1995 reflect primarily the funding of working capital requirements, restructuring initiatives, financing expenses and trailing liabilities associated primarily with sold and discontinued businesses.

In connection with the sale of the Concrete Division, on March 3, 1995 the Company received approximately $8.0 million of cash proceeds. In addition, during the first six months of 1995, the Company spent approximately $2.7 million on capital expenditures, most of which were directed toward upgrading and improving manufacturing equipment and information systems at the Company's Metal Buildings Group. Cash provided by financing activities during the period consisted primarily of short-term borrowings at the Asia/Pacific operations of $.5 million which was provided under credit facilities to assist in funding local working capital requirements and operating losses. As a result, primarily of the above, unrestricted cash and cash equivalents increased by $4.1 million during the period from December 31, 1994 to June 30, 1995. At June 30, 1995, the Company had $12.0 million of unrestricted cash and cash equivalents which consisted of $1.5 million of cash and short-term investments located at foreign subsidiaries which is available to fund local working capital requirements and $10.5 million of cash located in the U.S. which is available for general business purposes.

The Company maintains a credit facility (the "Credit Facility") with Foothill Capital Corporation which incorporates both the Company's U.S. and Canadian operations, and which, under its terms, has maximum availability of $45.0 million and expires on May 18, 1999. Availability under the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $.2 million per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under a term loan (each together the "Borrowing Base"). At June 30, 1995, the Borrowing Base was estimated to be $34.2 million which was used to support the $5.0 million term loan and $28.4 million of outstanding letters of credit and related guarantees which were used to support primarily the Company's insurance programs, bonding programs, trailing liabilities and certain foreign credit facilities. At June 30, 1995, the Company had approximately $.8 million of availability under the Credit Facility.

At June 30, 1995, the Asia/Pacific operations had outstanding borrowings under its lines of credit of $.5 million and had issued bank guarantees amounting to $1.7 million under its credit facility. The Asia/Pacific operation's credit facility expired on June 30, 1995, at which time a one month extension to the term of the credit facility was granted by the lender. In July 1995, the Asia/Pacific operation received a one year commitment from a new bank for a facility consisting of an overdraft line of $1 million and a bank guarantee line of $3.5 million. The new credit facility is expected to be funded in the third quarter of 1995, and the Company anticipates that the Asia/Pacific operation's current lender will continue to provide financing to the operation until the new credit facility is funded.

During the past several years, the Company has incurred significant losses from continuing operations. The combination of these operating losses, along with the funding required for restructuring activities, trailing liabilities associated with sold and discontinued businesses and substantial financing expenses have placed a significant strain on the Company's liquidity and credit resources. To respond to this situation, the Company has developed and is executing a strategy to maximize cash flow and preserve cash by selling non-strategic businesses which consume significant liquidity, implementing cost reduction programs, deferring payment of certain cash obligations, aggressively managing trailing liabilities associated with sold and discontinued businesses and reducing letter of credit collateral requirements.

The Company anticipates that demands on its liquidity and credit resources will continue to be significant during the remainder of 1995 and the next several years as a result of funding requirements for restructuring programs, nonrecurring cash obligations and trailing liabilities associated with sold and discontinued businesses. Beginning in November of 1995, the Company will be required to pay its interest obligation on its 12% Senior Subordinated Notes in cash (such interest is currently payable through the issuance of additional notes) which will require a payment of $1.4 million semiannually.

Additionally, on January 13, 1995, the Company filed an Application for Waiver of Minimum Funding Standard with the Internal Revenue Service (the "IRS") for certain of its U.S. defined benefit pension plans for the plan years 1994 and 1995. If the request to waive these contributions is accepted, the Company's pension funding requirements for the calendar year ended December 31, 1995 of approximately $6,400,000 will be deferred and such contributions may be made ratably over a future period, depending on the instructions of the IRS. Currently, the Company has not been notified by the IRS as to the status of its Application for Waiver of Minimum Funding Standard, nor has the Company made any contributions during the six months ended June 30, 1995 with respect to such plans where a waiver has been requested. In the event that the request to waive these contributions is denied, the Company may be required to immediately fund its past due contributions.

The Company currently expects to meet its cash requirements through a number of sources, including operating cash generated by the Company's Metal Buildings Group, available cash which was $12.0 million at June 30, 1995, and availability under the Credit Facility and foreign credit facilities. The Company's liquidity projections are predicated on estimates as to the amount and timing of the payment of the Company's trailing liabilities, letter of credit requirements and expectations regarding the operating performance of the Company's Continuing Businesses. In the event the Company experiences significant differences as to the amount and timing of the payment of the Company's trailing liabilities, letter of credit requirements and/or the actual operating results and cash flows of the Company's Continuing Businesses, the Company may be required to seek additional capital through the expansion of existing credit facilities or through new credit facilities, or through a possible debt or equity offering, or a combination of the above. There can be no assurance that such additional capital would be available to the Company.

                            PART II
                        OTHER INFORMATION
                        -----------------


Item 1.  Legal Proceedings

    Information describing certain of the Company's legal proceedings and environmental matters is included in Part 1, Item 1, in Note 4 to the "Notes to Condensed Consolidated Financial Statements," and in Part 1, Item 2, in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Litigation" and Environmental Matters," and is hereby incorporated by reference.


Item 4.  Submission of Matters to a Vote of Security Stockholders

    The Company's Annual Meeting (the "Annual Meeting") of Stockholders was held on May 2, 1995. The matter voted on was fully described in the Company's Proxy Statement dated April 4, 1995 (the "Proxy Statement"), as filed with the Commission on April 4, 1995. At the Annual Meeting, the matter of the election of four directors each to serve as Class II director for a term of three years was voted upon. Each of such four directors was elected as follows:
    Stanley G. Berman (15,315,071 votes for and 219,754 votes withheld), L. Edwin Donegan (15,314,760 votes for and 220,066 votes withheld), Michael E. Heisley (15,313,513 votes for and 221,312 votes withheld) and E.A. Roskovensky (15,314,690 votes for and 220,135 votes withheld). There were no abstentions or broker non-votes with respect to the election of such directors. In addition, the terms of office as director of each of Mary Heidi Hall Jones, Frank
    A. Benevento, II, Kevin E. Lewis, Leonids Rudins, Andrew G.C. Sage, II and Gregg C. Sage continued after the Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 10 - Amendment No. 6 to Loan and Security
         Agreement dated April 21, 1995, between Registrant and Foothill Capital Corporation.

    (b)  Exhibit 11 - Computation of Earnings (Loss) per
         Common Share, filed herewith.

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






                          ROBERTSON-CECO CORPORATION
                          --------------------------
                                 (Registrant)






                      By:         /s/ Thomas C. Baker
                        -----------------------------
                        Thomas C. Baker
                        Corporate Controller





August 11, 1995
- ---------------

                        ROBERTSON-CECO CORPORATION
                               EXHIBIT INDEX
                        --------------------------



EXHIBIT 10 -  Amendment No. Six to the Loan and Security Agreement


EXHIBIT 11 -  Computation of Earnings (Loss) Per Common Share