Form 10-Q
period 1995-09-30
ROBERTSON CECO CORP
filed 1995-11-14
CIK 868635

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[  x  ]   Quarterly report under Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR
[     ]   Transition report pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number     1-10659
                           -------

                          ROBERTSON-CECO CORPORATION
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                              36-3479146
     ----------------------------------          --------------------
     (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)           Identification No.)

222 Berkeley Street, Boston, Massachusetts              02116
------------------------------------------       --------------------
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   617-424-5500
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

                                          Yes     X       No
                                              --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Outstanding at October 31, 1995
-----------------------------------    -------------------------------
Common Stock, par value $0.01 per                 16,213,618
  share
                      ROBERTSON-CECO CORPORATION

                                  Form 10-Q
                                  ---------

                 For Quarter Ended September 30, 1995
                 ------------------------------------

                                 INDEX
                                 =====


PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets --
             September 30, 1995 and December 31, 1994. . . . . . . 3

          Condensed Consolidated Statements of Operations
             And Retained Earnings (Deficit) -- Three and
             Nine Months Ended September 30, 1995 and 1994 . . . . 5

          Condensed Consolidated Statements of Cash Flows --
             Nine Months Ended September 30, 1995 and 1994 . . . . 7

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .25

Signatures. .. . . . . . . . . . . . . . . . . . . . . . . . . . .26

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .27

                      ITEM 1. FINANCIAL STATEMENTS
                       ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                   (In thousands, except share data)
                              (Unaudited)


                                                         September 30    December 31
                                                1995          1994
                                                         ------------    -----------
         -- ASSETS --

CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . .  $ 18,155      $  7,890
   Restricted cash . . . . . . . . . . . . .       325         2,478
   Accounts and notes receivable, net. . . .    42,269        41,382
                                              --------      --------
   Inventories:
     Work in process . . . . . . . . . . . .     7,520         6,211
     Material and supplies . . . . . . . . .    10,814        11,614
                                              --------      --------
     Total inventories . . . . . . . . . . .    18,334        17,825
                                              --------      --------

   Net assets held for sale. . . . . . . . .      -            4,664

   Other current assets. . . . . . . . . . .     2,628         2,056
                                              --------      --------

     Total current assets. . . . . . . . . .    81,711        76,295
                                              --------      --------
PROPERTY - at cost . . . . . . . . . . . . .    43,426        39,927

   Less accumulated depreciation . . . . . .                (19,621)        (17,332)
                                              --------      --------
     Property, net . . . . . . . . . . . . .    23,805        22,595
                                              --------      --------
ASSETS HELD FOR SALE . . . . . . . . . . . .       477           992
                                              --------      --------
EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED BUSINESSES - NET. . . . . . . .    27,646        28,267
                                              --------      --------
OTHER NON-CURRENT ASSETS . . . . . . . . . .     8,706         9,251
                                              --------      --------
   TOTAL ASSETS  . . . . . . . . . . . . . .  $142,345      $137,400
                                              ========      ========


       See Notes to Condensed Consolidated Financial Statements.

                      ROBERTSON-CECO CORPORATION
           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
           -------------------------------------------------
                   (In thousands, except share data)
                              (Unaudited)

                                                         September 30    December 31
                                                1995          1994
                                                         ------------    -----------
         -- LIABILITIES --

CURRENT LIABILITIES:
   Loans payable and current portion of
     long-term debt. . . . . . . . . . . . . .$     958    $     134
   Accounts payable, principally trade . . . .   23,066       25,168
   Insurance liabilities . . . . . . . . . . .   10,275        8,365
   Other accrued liabilities . . . . . . . . .   42,509       32,802
                                              ---------    ---------
   Total current liabilities . . . . . . . . .   76,808       66,469

LONG-TERM DEBT, less current portion . . . . .   42,208       43,421
LONG-TERM INSURANCE LIABILITIES. . . . . . . .   12,141       15,084
LONG-TERM PENSION LIABILITIES. . . . . . . . .    8,815       16,265
RESERVES AND OTHER LIABILITIES . . . . . . . .   27,149       31,854
                                              ---------    ---------
TOTAL LIABILITIES. . . . . . . . . . . . . . .  167,121      173,093
                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, par value $0.01 per share . .      162          161
   Capital surplus . . . . . . . . . . . . . .  172,417      172,089
   Warrants. . . . . . . . . . . . . . . . . .    6,042        6,042
   Retained earnings (deficit) . . . . . . . . (188,579)    (199,279)
   Excess of additional pension liability
     over unrecognized prior service cost. . .   (7,991)      (7,991)
   Deferred compensation . . . . . . . . . . .     (610)        (508)
   Foreign currency translation
     adjustments . . . . . . . . . . . . . . .   (6,217)      (6,207)
                                              ---------    ---------
     Stockholders' equity (deficiency) . . . .  (24,776)     (35,693)
                                              ---------    ---------
       TOTAL LIABILITIES AND STOCK-
         HOLDERS' EQUITY (DEFICIENCY). . . . .$ 142,345    $ 137,400
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
                                  (Unaudited)

                                            Three Months Ended             Nine Months Ended
                                               September 30                   September 30
                                            ------------------            -------------------
                                    1995      1994       1995      1994
                                  --------  --------  --------- ---------
REVENUES:
 Net product sales . . . . . . . .$ 77,136  $ 74,772  $212,049  $204,741
 Construction and other services .   6,145     9,076    15,854    26,018
                                  --------  --------  --------  --------
   Total . . . . . . . . . . . . .  83,281    83,848   227,903   230,759
                                  --------  --------  --------  --------
COSTS AND EXPENSES:
 Product costs . . . . . . . . . .  62,071    61,507   173,815   174,195
 Construction and other services .   5,858     8,391    15,766    24,217
                                  --------  --------  --------  --------
   Cost of sales . . . . . . . . .  67,929    69,898   189,581   198,412
 Selling, general and
  administrative . . . . . . . . .   9,577    11,599    28,745    33,881
 Restructuring expense . . . . . .    -        2,078      -        3,125
                                  --------  --------  --------  --------
   Total . . . . . . . . . . . . .  77,506    83,575   218,326   235,418
                                  --------  --------  --------  --------
OPERATING INCOME (LOSS). . . . . .   5,775       273     9,577    (4,659)
                                  --------  --------  --------  --------
OTHER INCOME (EXPENSE):
 Interest expense. . . . . . . . .  (1,162)   (1,250)   (3,393)   (3,540)
 Loss on businesses sold/held
   for sale. . . . . . . . . . . .    -       (9,800)     -       (9,800)
 Other income (expense)-net. . . .     263       399       793       901
                                  --------  --------  --------  --------
   Total . . . . . . . . . . . . .    (899)  (10,651)   (2,600)  (12,439)
                                  --------  --------  --------  --------
INCOME (LOSS) BEFORE PROVISION
 FOR TAXES ON INCOME . . . . . . .   4,876   (10,378)    6,977   (17,098)
PROVISION FOR TAXES ON INCOME. . .     122       115       232       265
                                  --------  --------  --------  --------
INCOME (LOSS) - CONTINUING
 OPERATIONS. . . . . . . . . . . .   4,754   (10,493)    6,745   (17,363)
DISCONTINUED OPERATIONS:
 Income (loss) from discontinued
  operations . . . . . . . . . . .    -       (4,880)      505    (2,603)
 Gain on sale of business
  segment. . . . . . . . . . . . .    -          -       3,450       -
                                  --------  --------  --------  --------
Income (loss) from discontinued
 operations. . . . . . . . . . . .    -       (4,880)    3,955    (2,603)
                                  --------  --------  --------  --------
NET INCOME (LOSS). . . . . . . . .$  4,754  $(15,373) $ 10,700  $(19,966)
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
                                (Unaudited)

                                           Three Months Ended             Nine Months Ended
                                              September 30                   September 30
                                           -------------------           ---------------------
                                1995        1994        1995       1994
                              --------    --------   ---------  ---------
RETAINED EARNINGS (DEFICIT)
 AT BEGINNING OF PERIOD. . . .$(193,333) $(182,112)  $(199,279)$(177,519)
NET INCOME (LOSS). . . . . . .    4,754    (15,373)     10,700   (19,966)
                              ---------  ---------   --------- ---------
RETAINED EARNINGS (DEFICIT)
 AT END OF PERIOD. . . . . .  $(188,579) $(197,485)  $(188,579)$(197,485)
                              =========  =========   ========= =========

NET INCOME (LOSS) PER COMMON
 SHARE:
   Continuing Operations . . .$     .30  $    (.67)  $     .42 $   (1.10)
   Discontinued Operations . .     -          (.30)        .25      (.17)
                              ---------  ---------   --------- ---------
NET INCOME (LOSS). . . . . . .$     .30  $    (.97)  $     .67 $   (1.27)
                              =========  =========   ========= =========

SHARES USED IN INCOME (LOSS)
 PER SHARE CALCULATION . . . .   15,970     15,773      15,956    15,773
                              =========  =========   ========= =========


















        See Notes to Condensed Consolidated Financial Statements.

                        ROBERTSON-CECO CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                              (In thousands)
                                (Unaudited)


                                                        Nine Months Ended
                                                        September 30
                                                        -----------------------
                                                 1995         1994
                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . $ 10,700     $(19,966)
Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities:
   Depreciation and amortization . . . . . . .    3,012        3,963
   Amortization of discount on debentures
     and debt issuance costs . . . . . . . . .      927          936
   Loss on sale of businesses sold/held
     for sale. . . . . . . . . . . . . . . . .      -          9,800
   Gain on sale of business segment. . . . . .   (3,450)         -
   Provisions for:
     Bad debts and losses on erection
       contracts . . . . . . . . . . . . . . .      559        2,443
     Rectification and other costs . . . . . .    1,411        1,952
     Restructuring expense . . . . . . . . . .      -          3,125
     Loss on discontinued operations . . . . .      -          6,000
   Changes in assets and liabilities,
     net of divestitures:
     (Increase) decrease in accounts and
       notes receivable. . . . . . . . . . . .   (1,465)      (9,908)
     (Increase) decrease in inventories. . . .     (462)       1,054
     (Increase) decrease in restricted cash. .    2,153          546
     Increase (decrease) in accounts payable,
        principally trade. . . . . . . . . . .   (2,129)      (8,188)
     Increase (decrease) in other current
       liabilities . . . . . . . . . . . . . .    8,882       (5,735)
     Net changes in other assets and
       liabilities . . . . . . . . . . . . . .  (15,797)      (3,358)
                                               --------     --------
   Net cash provided by (used for) operating
     activities. . . . . . . . . . . . . . . .    4,341      (17,336)
                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . .   (3,715)      (3,070)
Proceeds from sales of property, plant
  and equipment. . . . . . . . . . . . . . . .      188        1,768
Proceeds from sales of businesses. . . . . . .    8,000          -
Proceeds from assets held for sale . . . . . .      515        3,597
                                               --------     --------
   Net cash provided by (used for)
     investing activities. . . . . . . . . . . $  4,988     $  2,295
                                               --------     --------


        See Notes to Condensed Consolidated Financial Statements.


                        ROBERTSON-CECO CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
        -----------------------------------------------------------
                              (In thousands)
                                (Unaudited)

                                                        Nine Months Ended
                                                        September 30
                                                        ------------------------
                                                 1995         1994
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) short-
  term borrowings. . . . . . . . . . . . . . . $    840     $  2,529
Proceeds from long-term borrowings . . . . . .      219          -
Payments on long-term borrowings . . . . . . .     (139)        (868)
                                               --------     --------
   Net cash provided by (used for)
     financing activities. . . . . . . . . . .      920        1,661
                                               --------     --------
Effect of foreign exchange rate changes
   on cash . . . . . . . . . . . . . . . . . .       16          207
                                               --------     --------
   Net increase (decrease) in cash and
     cash equivalents. . . . . . . . . . . . .   10,265      (13,173)
   Cash and cash equivalents - beginning
     of period . . . . . . . . . . . . . . . .    7,890       15,666
                                               --------     --------
   Cash and cash equivalents - end of
     period. . . . . . . . . . . . . . . . . . $ 18,155     $  2,493
                                               ========     ========
SUPPLEMENTAL CASH FLOW DATA:
   Cash payments made for:
     Interest. . . . . . . . . . . . . . . . . $  2,238     $  3,862
                                               ========     ========
     Income taxes. . . . . . . . . . . . . . . $     11     $      5
                                               ========     ========














         See Notes to Condensed Consolidated Financial Statements.

                   ROBERTSON-CECO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. The Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1994 has been reclassified to reflect the sale of the Concrete Construction Division as a discontinued operation (Note 2). Certain other previously reported amounts have been reclassified to conform to the 1995 presentation.


2.   DISPOSITIONS
     ------------

     On December 27, 1994, the Company sold the business and assets of its remaining U.S. Building Products operation, the Cupples Products Division (the "Cupples Division"), which manufactures curtainwall systems. The operating results and cash flows for the Cupples Division are included in the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1994. During the three and nine months ended September 30, 1994, the Cupples Division recorded revenues of $2,800,000 and $8,300,000, respectively, and losses from continuing operations of $5,100,000 and $8,300,000 respectively. The losses from continuing operations for the three and nine months ended September 30, 1994 include a $4,800,000 loss recorded on the sale of the Cupples Division.

     During the third quarter of 1994, the Company decided to sell or dispose of its three remaining European Building Products subsidiaries (the "European Operations") which were located in Spain, Holland and Norway. On June 27, 1995, the Company sold its subsidiary located in Holland, and on July 31, 1995, the Company sold its subsidiary located in Spain. The Company is currently negotiating the sale of its subsidiary located in Norway. These transactions are not expected to have a material effect on the Company's Consolidated Financial Statements. For purposes of the September 30, 1995 and December 31, 1994 Condensed Consolidated Balance Sheets, the assets and liabilities of the then remaining European Operations are netted and presented within other liabilities. The operating results and cash flows of the European Operations are included in the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1994 and excluded for the three and nine months ended September 30, 1995. The European operations recorded revenues of $5,000,000 and $16,100,000, during the three and nine months ended September 30, 1994, respectively. The European Operations recorded losses from continuing operations, including a $5,000,000 loss on sale of businesses sold/held for sale, of $5,300,000 and $6,300,000 during the three and nine months ended September 30, 1994, respectively.

     On March 3, 1995, the Company sold the business and assets of its Concrete Construction Division (the "Concrete Division") to Ceco Concrete Construction Corp., a newly formed company owned by an entity controlled by the Company's Chief Executive Officer. The Concrete Division represented one of the Company's business segments and, accordingly, the results of operations for all periods presented have been reclassified to reflect the Concrete Division as a discontinued operation.
     The Concrete Division recorded revenues and income of $11,100,000 and $505,000, respectively, during the period from January 1, 1995 through March 3, 1995. During the three months ended September 30, 1994, the Concrete Division recorded revenues and income of $18,800,000 and $1,100,000, respectively. During the nine months ended September 30, 1994, the Concrete Division recorded revenues and income of $49,000,000 and $3,400,000, respectively. For purposes of the December 31, 1994 Condensed Consolidated Balance Sheet, the assets and liabilities of the Concrete Division were netted and classified as assets held for sale - current.

3.   OTHER CURRENT LIABILITIES
     -------------------------

     Other current liabilities consisted of the following:


                                                   September 30    December 31
                                          1995          1994
                                                   ------------    -----------
                                                             (Thousands)


     Payroll and related benefits. . . . $ 6,628       $ 6,751
     Pension liabilities . . . . . . . .  13,993         5,027
     Warranty and backcharge
      reserves . . . . . . . . . . . . .   3,287         3,367
     Deferred revenues . . . . . . . . .   2,584         1,778
     Reserves for restructuring. . . . .   1,672         2,460
     Accrued interest  . . . . . . . . .   3,744         1,804
     Other . . . . . . . . . . . . . . .  10,601        11,615
                                         -------       -------
     Total . . . . . . . . . . . . . . . $42,509       $32,802
                                         =======       =======



4.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     In the third quarter of 1995, the Company resolved and settled disputed claims related to a pre-engineered metal building project in Anchorage, Alaska. The outcome of these settlements did not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

     In connection with the settlement of a construction contract dispute, on March 3, 1995 the Company entered into an agreement which provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 34% of the outstanding common stock and the current Chief Executive Officer and Vice Chairman of the Company, who currently controls approximately 21% of the outstanding common stock and (ii) either or both must continue as chief executive officer and/or chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $6,250,000 at September 30, 1995, rather than the scheduled $250,000 quarterly payments.

     On a worldwide basis at September 30, 1995, excluding the European Operations, the Company had outstanding performance and financial bonds in the aggregate amount of $28,239,000 which generally provide a guarantee as to the Company's performance under contracts and other commitments. Certain of such bonds are collateralized in part by letter of credit programs and certain of such bonds are issued under foreign credit facilities.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Dispositions
------------

On December 27, 1994, the Company sold the business and assets of its remaining U.S. Building Products operation, the Cupples
Products Division (the "Cupples Division"). The operating results and cash flows for the Cupples Division are included in the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1994.

During the third quarter of 1994, the Company decided to sell or dispose of its three remaining European Building Products subsidiaries (the "European Operations") which were located in Spain, Holland and Norway. On June 27, 1995, the Company sold its subsidiary located in Holland, and on July 31, 1995, the Company sold its subsidiary located in Spain. The Company is currently negotiating the sale of its subsidiary located in Norway. These transactions are not expected to have a material effect on the Company's Consolidated Financial Statements. The operating results and cash flows of the then remaining European Operations are included in the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1994 and excluded for the three and nine months ended September 30, 1995.

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


Overview of Results of Operations
---------------------------------

Revenues for the third quarter of 1995 of $83.3 million decreased $.6 million or .7% from the third quarter of 1994. During the nine months ended September 30, 1995, revenues were $227.9 million, a decrease of $2.9 million or 1.2% compared to the same period in 1994. The decrease in revenues reflects the exclusion of the Cupples Division and the European Operations from the 1995 operating results, offset in part by higher revenues at the Company's Metal Buildings Group and remaining Building Products Operations. The Company's gross margin percentage was approximately 18.4% in the third quarter of 1995 compared to 16.6% in 1994. On a year-to-date basis, the gross margin percentage was 16.8% in 1995 compared with 14.0% in 1994. The improvement in the Company's gross margin percentage is primarily due to the exclusion of the Cupples Division and European Operations from the 1995 operating results and higher margins at the Company's Metal Buildings Group resulting from improved selling prices and efficiencies associated with higher volumes.

Selling, general and administrative expenses decreased by $2.0 million in the third quarter of 1995 compared to the same quarter of 1994. The decrease in selling, general and administrative expenses during the third quarter of 1995 compared to the third quarter of 1994 is a result of excluding the Cupples Division and European Operations from the 1995 operating results, as well as headcount and other cost reduction measures taken at the Corporate office. During the nine months ended September 30, 1995, selling, general and administrative expenses decreased by $5.1 million, compared to the same period in 1994. The decrease in selling, general and administrative expenses is primarily a result of excluding the Cupples Division and European Operations from the 1995 operating results and lower costs at the Company's Corporate office, offset in part by higher post-retirement medical expenses at Corporate associated with certain benefit curtailment charges and higher selling, general and administrative costs at the Company's Metal Buildings Group resulting from higher revenue levels, implementation of new information systems and decentralization initiatives.

During the three and nine months ended September 30, 1994, the Company recorded restructuring charges of $2.1 million and $3.1 million, respectively, reflecting primarily severances associated with workforce reductions at the Cupples Division and Corporate office.

During the third quarter of 1994, the Company recorded a charge of $9.8 million to loss on businesses sold/held for sale in connection with its plan to sell its Cupples Division and its European
Operations.

Interest expense for the quarter ended September 30, 1995 was $1.2 million compared to $1.3 million for the quarter ended September
30, 1994. Year-to-date interest expense was $3.4 million in 1995 compared to $3.5 million in 1994.

Other income (expense) - net for the third quarter of 1995 was $.3 million compared to $.4 million during the third quarter of 1994.
On a year-to-date basis, other income (expense) - net was $.8 million during 1995 and $.9 million in 1994.

Income from continuing operations was $4.8 million during the third quarter of 1995 compared to a loss of $10.5 million during the same period of 1994. On a year-to-date basis, income from continuing operations was $6.7 million in 1995, compared to a loss of $17.4 million in 1994.

Net income (loss) during the three and nine month periods ended September 30, 1995 was $4.8 million and $10.7 million, respectively, compared with losses of $15.4 million and $20.0 million during the three and nine months ended September 30, 1994, respectively. Year-to-date net income during 1995 includes income from the discontinued Concrete Division of $.5 million and a $3.5 million gain resulting from the sale of the Concrete Division. Net income for the three and nine months ended September 30, 1994 includes income from the discontinued Concrete Division of $1.1 million and $3.4 million, respectively. Additionally, during the third quarter of 1994, the Company recorded a charge to discontinued operations of $6.0 million reflecting estimated provisions for, and the costs associated with, rectification work and the resolution of claims and disputes related to the Company's discontinued custom curtainwall operations.

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



                                       Quarter Ended               Nine Months Ended
                                        September 30                  September 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)

Revenue:
  Metal Buildings. . . . . $70,620  $ 67,201  $197,965  $183,832
  Building Products. . . .  12,661    16,983    29,938    48,292
  Intersegment
    Eliminations . . . . .     -        (336)     -       (1,365)
                           -------  --------  --------  --------
  As Reported. . . . . . .  83,281    83,848   227,903   230,759
  Businesses Sold/Held
   for Sale. . . . . . . .     -      (7,841)     -      (24,335)
                           -------  --------  --------  --------
  Pro Forma Continuing
   Businesses. . . . . . . $83,281  $ 76,007  $227,903  $206,424
                           =======  ========  ========  ========



                                       Quarter Ended               Nine Months Ended
                                        September 30                  September 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)

Cost of Sales:
  Metal Buildings. . . . . $57,098   $55,458  $162,983  $156,839
  Building Products. . . .  10,831    14,776    26,598    42,938
  Intersegement
   Eliminations. . . . . .     -        (336)     -       (1,365)
                           -------   -------  --------  --------
  As Reported. . . . . . .  67,929    69,898   189,581   198,412
  Businesses Sold/Held
   for Sale. . . . . . . .     -      (6,865)     -      (22,560)
                           -------   -------  --------  --------
  Pro Forma Continuing
   Businesses. . . . . . . $67,929   $63,033  $189,581  $175,852
                           =======   =======  ========  ========




                                       Quarter Ended               Nine Months Ended
                                        September 30                  September 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)

Selling, General and
 Administrative Expense:
  Metal Buildings. . . . . $ 6,261   $ 5,944   $17,554   $16,417
  Building Products. . . .   1,521     2,997     4,538     9,755
  Corporate. . . . . . . .   1,795     2,658     6,653     7,709
                           -------   -------   -------   -------
  As Reported. . . . . . .   9,577    11,599    28,745    33,881
  Businesses Sold/Held
   for Sale. . . . . . . .    -       (1,387)     -       (5,195)
                           -------   -------   -------   -------
  Pro Forma Continuing
   Businesses. . . . . . . $ 9,577   $10,212   $28,745   $28,686
                           =======   =======   =======   =======



                                       Quarter Ended               Nine Months Ended
                                        September 30                  September 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)

Restructuring Expense:
  Metal Buildings. . . . . $   -     $   -     $   -     $   -
  Building Products. . . .     -           3       -       1,050
  Corporate. . . . . . . .     -       2,075       -       2,075
                           -------   -------   -------   -------
  As Reported. . . . . . .     -       2,078       -       3,125
  Businesses Sold/Held
   for Sale. . . . . . . .     -         -         -        (900)
                           -------   -------   -------   -------
  Pro Forma Continuing
   Businesses. . . . . . . $   -     $ 2,078   $   -     $ 2,225
                           =======   =======   =======   =======



                                       Quarter Ended               Nine Months Ended
                                        September 30                  September 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)

Operating Income:
  Metal Buildings. . . . . $ 7,261   $ 5,799   $17,428   $10,576
  Building Products. . . .     309      (793)   (1,198)   (5,451)
  Corporate. . . . . . . .  (1,795)   (4,733)   (6,653)   (9,784)
                           -------   -------   -------   -------
  As Reported. . . . . . .   5,775       273     9,577    (4,659)
  Businesses Sold/Held
   for Sale. . . . . . . .     -         411       -       4,320
                           -------   -------   -------   -------
  Pro Forma Continuing
   Businesses. . . . . . . $ 5,775   $   684   $ 9,577   $  (399)
                           =======   =======   =======   =======



                                       Quarter Ended               Nine Months Ended
                                        September 30                  September 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)

Interest Expense:
  As Reported. . . . . . . $ 1,162   $ 1,250   $ 3,393   $ 3,540
  Businesses Sold/Held
   for Sale. . . . . . . .     -        (145)      -        (339)
                           -------   -------   -------   -------
  Pro Forma Continuing
   Businesses. . . . . . . $ 1,162   $ 1,105   $ 3,393   $ 3,201
                           =======   =======   =======   =======


                                       Quarter Ended               Nine Months Ended
                                        September 30                  September 30
                                     ------------------            ------------------
                             1995      1994      1995      1994
                           --------  --------  --------  --------
                                                 (In Thousands)
                                                   (Unaudited)

Income (Loss) from
 Continuing Operations:
  Metal Buildings. . . . . $ 7,297  $  5,734   $17,630  $ 10,773
  Building Products. . . .     326   (10,889)   (1,121)  (15,805)
  Corporate (including
   domestic interest
   expense). . . . . . . .  (2,869)   (5,338)   (9,764)  (12,331)
                           -------  --------   -------  --------
  As Reported. . . . . . .   4,754   (10,493)    6,745   (17,363)
  Businesses Sold/Held
   for Sale. . . . . . . .     -      10,445       -      14,614
                           -------  --------   -------  --------
  Pro Forma Continuing
   Businesses. . . . . . . $ 4,754  $    (48)  $ 6,745  $ (2,749)
                           =======  ========   =======  ========



The following sections highlight the Company's operating results on a segment basis and provide information on non-operating income and expenses.


Metal Buildings Group
---------------------

Metal Buildings Group revenues increased by $3.4 million or 5.1% in the third quarter of 1995 compared to the same period in 1994. During the first nine months of 1995, revenues at the Metal Buildings Group increased by $14.1 million or 7.7% compared to the same period in 1994. The third quarter and year-to-date increase in revenue reflects primarily improved market conditions in the U.S. Additionally, year-to-date revenues were affected by favorable weather conditions in the first quarter of 1995 compared to the first quarter of 1994. Operating income at the Metal Buildings Group was $7.3 million during the third quarter of 1995, compared to $5.8 million during the third quarter of 1994, an increase of $1.5 million or 25.2%. On a year-to-date basis, Metal Buildings Group operating income was $17.4 million and $10.6 million during 1995 and 1994, respectively, an increase of $6.8 million or 64.8%. The increase in operating profits during the third quarter resulted from higher revenue levels and improved selling prices resulting from strong market demand. On a year-to-date basis, operating profits were favorably affected by higher revenues and favorable weather conditions experienced in the first quarter, offset in part by higher selling, general and administrative costs associated with higher sales volumes and costs associated with the implementation of new information systems and decentralization initiatives currently in process.


Building Products Group
-----------------------

Building Products Group revenues decreased by $4.3 million or 25.4% in the third quarter of 1995 compared to the same period in 1994. On a year-to-date basis, 1995 revenues decreased by $18.4 million or 38.0% compared to the same period of 1994. The decreases in revenue are primarily a result of excluding the revenues of the Cupples Division and European Operations from the Company's 1995 operating results. The Cupples Division and European Operations recorded combined revenues of $7.8 million and $24.3 million during the three and nine months ended September 30, 1994, respectively. Excluding the effect of the Cupples Division and European Operations, revenues during the quarter ended September 30, 1995 increased $3.5 million from the comparable period of 1994. On a year-to-date basis, excluding the effect of the Cupples Division and European Operations, revenues increased $6.0 million from the comparable period of 1994. The increases in revenue, excluding the Cupples Division and European Operations, on both a quarterly and year-to-date basis are due to increased demand for the Company's products in Canada and Asia.

For the quarter ended September 30, 1995, the Building Products Group recorded operating income of $.3 million compared with an operating loss of $.8 million in the third quarter of 1994. On a year-to-date basis, the operating losses were $1.2 million and $5.5 million in 1995 and 1994, respectively. The operating loss for the nine months ended September 30, 1994 includes restructuring charges of $1.0 million, related primarily to workforce reductions at the Company's former Cupples Division. The operating losses during the three and nine months ended September 30, 1994 include operating losses of the Cupples Division and European Operations totalling $.4 million and $4.3 million, respectively. Excluding the effect of the operating losses of the Cupples Division and the European Operations, third quarter operating income was $.3 million in 1995 compared to an operating loss of $.4 million in 1994. The increase in operating income is primarily due to higher revenue levels at the Company's Asia/Pacific and Canadian operations. On a year-to-date basis, excluding the Cupples Division and European Operations, the Building Products Group incurred operating losses of $1.2 million and $1.1 million during 1995 and 1994, respectively.

Backlog of Orders
-----------------

At September 30, 1995, the backlog of unfilled orders believed to be firm for the Company's ongoing businesses was approximately $136.5 million. On a comparable basis, adjusted for the sale of the Concrete Division, the Cupples Division and the European Operations, which had a combined backlog at September 30, 1994 of approximately $67.5 million, the order backlog was approximately $110.6 million at September 30, 1994.


Litigation
----------

In the third quarter of 1995, the Company resolved and settled disputed claims related to a pre-engineered metal building project in Anchorage, Alaska. The outcome of these settlements did not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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



Environmental Matters
---------------------

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

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1995, the Company generated approximately $2.2 million of cash, excluding amounts which were previously restricted, from its operating activities. The operating cash flow during the nine months of 1995 reflects primarily cash generated by the Company's Metal Buildings Group offset in part by the funding of restructuring initiatives, financing expenses and trailing liabilities associated primarily with sold and discontinued businesses.

In connection with the sale of the Concrete Division, on March 3, 1995 the Company received approximately $8.0 million of cash proceeds. In addition, during the first nine months of 1995, the Company spent approximately $3.7 million on capital expenditures, most of which were directed toward upgrading and improving manufacturing equipment and information systems at the Company's Metal Buildings Group. Cash provided by financing activities during the period consisted primarily of short-term borrowings at the Asia/Pacific operations of $.8 million which was utilized to fund local working capital requirements and operating losses.

As a result, primarily of the above, unrestricted cash and cash equivalents increased by $10.3 million during the period from December 31, 1994 to September 30, 1995. At September 30, 1995, the Company had $18.2 million of unrestricted cash and cash equivalents which consisted of $2.1 million of cash and short-term investments located at foreign subsidiaries which is available to fund local working capital requirements and $16.1 million of cash located in the U.S. which is available for general business purposes.

The Company maintains a credit facility (the "Credit Facility") with Foothill Capital Corporation ("Foothill") which incorporates both the Company's U.S. and Canadian operations, and which, under its terms, has maximum availability of $45.0 million and expires on May 18, 1999. Availability under the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $.2 million per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under a term loan (each together the "Borrowing Base"). At September 30, 1995, the Borrowing Base was estimated to be $33.2 million which was used to support the $5.0 million term loan and $28.2 million of outstanding letters of credit and related guarantees which were used to support primarily the Company's insurance programs, bonding programs, trailing liabilities and certain foreign credit facilities. The Company may deposit and maintain additional cash collateral with Foothill to the extent that such amounts are required to support outstanding borrowings, letters of credit or letter of credit guarantees. At September 30, 1995, no such deposits of additional cash collateral were required.

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

The Company anticipates that demands on its liquidity and credit resources will continue to be significant during the remainder of 1995 and the next several years as a result of funding requirements for restructuring programs, nonrecurring cash obligations and trailing liabilities associated with sold and discontinued businesses. Beginning in November of 1995, the Company will be required to pay its interest obligation on its 12% Senior Subordinated Notes in cash (such interest was previously payable through the issuance of additional notes) which will require a payment of $1.4 million semiannually.

On January 13, 1995, the Company filed an Application for Waiver of Minimum Funding Standard (the "Waiver Application") with the Internal Revenue Service (the "IRS") for two of its U.S. defined benefit pension plans for the plan years 1994 and 1995. If the request to waive these contributions is accepted, certain of the Company's pension funding requirements for the calendar year ended December 31, 1995 will be deferred and such contributions will be made over a future period, depending on the instructions of the IRS. In the event that the request to waive these contributions is denied, the Company may be required to immediately fund its past due contributions. Regardless of the outcome of the Waiver Application, the company estimates that it will be required to contribute approximately $5.6 million to its plans in either the fourth quarter of 1995 or the first quarter of 1996. Furthermore, depending on the results of the Waiver Application, the Company anticipates that it will be required to contribute between $4.3 million and $9.0 million of additional funds to its pension plans during the remainder of 1995 and throughout 1996. Failure to make the required contributions to the plans may result in the imposition of liens on the assets of the Company. Currently, the Company has not been notified by the IRS as to the status of its Application for Waiver of Minimum Funding Standard, nor has the Company made any contributions during the nine months ended September 30, 1995 with respect to such plans where a waiver has been requested.

The Company currently expects to meet its cash requirements through a number of sources, including operating cash generated by the Company's Metal Buildings Group, available cash which was $18.2 million at September 30, 1995, and availability under the Credit Facility and foreign credit facilities. The Company's liquidity projections are predicated on estimates as to the amount and timing of the payment of the Company's trailing liabilities, letter of credit requirements and expectations regarding the operating performance of the Company's Continuing Businesses. In the event the Company experiences significant differences as to the amount and timing of the payment of the Company's trailing liabilities, letter of credit requirements and/or the actual operating results and cash flows of the Company's Continuing Businesses, the Company may be required to seek additional capital through the expansion of existing credit facilities or through new credit facilities, or through a possible debt or equity offering, or a combination of the above. There can be no assurance that such additional capital would be available to the Company.

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





November 14, 1995
-----------------

                        ROBERTSON-CECO CORPORATION
                               EXHIBIT INDEX
                        --------------------------



EXHIBIT 11 -  Computation of Earnings (Loss) Per Common Share