Form 10-K
period 1995-12-31
ROBERTSON CECO CORP
filed 1996-04-01
CIK 868635

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K

Annual report ("Report") pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 (FEE REQUIRED)

Commission file number 1-10659

                         ROBERTSON-CECO CORPORATION
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                     36-3479146
- ------------------------                 ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

  222 Berkeley Street, Boston, Massachusetts                 02116
- --------------------------------------------------       --------------
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code         (617) 424-5500
                                                           --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                         ON WHICH REGISTERED
       --------------------                  ---------------------------------

Common Stock, par value, $0.01 per share         New York Stock Exchange
- ----------------------------------------   -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  None
- -----------------------------------------------------------------------------
                             (Title of Class)

 The aggregate market value of the voting stock held by non-affiliates of the Registrant was $40,334,132 based upon the closing sales price of Registrant's common stock on the New York Stock Exchange on March 15, 1996. (The value of shares of common stock held by executive officers and directors of the Registrant and their affiliates has been excluded.)

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

                              Yes    X    No
                                   -----     -----

 Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

 As of March 15, 1996, 16,188,618 shares of common stock of the Registrant were outstanding.

 Portions of the Registrant's definitive proxy statement for Registrant's
1995 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of Registrant's fiscal year covered by this report ("Report") are incorporated by reference into Part III.

                             ROBERTSON-CECO CORPORATION

                                 Table of Contents


                                       PART I


       Page
       --------------------------------------------------------------
Item 1.   Business . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . .  6

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . .  6

Item 4.   Submission of Matters to a Vote of Security Holders .    7

Item 4.1  Executive Officers of the Registrant . . . . . . .  7


                                      PART II

          --------------------------------------------------------------
Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters. . . . . . . . . . . . . . .  9

Item 6.   Selected Financial Data. . . . . . . . . . . . . . 10

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . 12

Item 8.   Financial Statements and Supplementary Data. . . . 17

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . 43


                                      PART III

          --------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant. .   44

Item 11.  Executive Compensation . . . . . . . . . . . . . . 44

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . 44

Item 13.  Certain Relationships and Related Transactions . . 44


                                       PART IV

          --------------------------------------------------------------

ITEM 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . 45

          Signatures . . . . . . . . . . . . . . . . . . . . 46


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

  After the Combination of Robertson and Ceco in November of 1990, the Company and its subsidiaries operated in four business segments: (1) the Metal Buildings Group, which operates primarily in North America and is engaged in the manufacture, sale and installation of pre-engineered metal buildings for commercial and industrial users; (2) the Building Products Group, which operated on a worldwide basis and was engaged in the manufacture, sale and installation of non-residential building components, including wall, roof and floor systems; (3) the Door Products Group which operated primarily throughout the United States and was engaged in the manufacture and distribution of metal, wood and fiberglass doors and frames for commercial and residential markets; and (4) the Concrete Construction Group, which operated throughout the United States and was engaged in the provision of subcontracting services for forming poured-in-place, reinforced concrete structures.


DIVESTITURES

  As a result of the significant, negative impact on operations and the resulting liquidity crisis caused by the severe and prolonged recession in the worldwide commercial and residential construction markets which occurred during the latter part of the 1980s and early 1990s, and the unlikelihood that a turnaround in the economy or in the Company's operations would occur in the near future, during 1991 the management of the Company began to develop and implement a series of restructuring actions designed to improve the Company's operational performance and liquidity. In connection with these restructuring initiatives, during the first quarter of 1992, the Company sold its Door Products Group and certain of its domestic Building Products businesses, and its Building Products subsidiary located in South Africa.

  In November 1993, the Company sold its Building Products subsidiary located in the United Kingdom (the "U.K. Subsidiary"). During the fourth quarter of 1994, the Company sold its remaining U.S. Building Products operation, the Cupples Products Division (the "Cupples Division") which manufactured curtainwall systems, to a newly formed Company owned by a member of the Company's Board of Directors, and commenced a plan to sell or dispose of its remaining European Building Products operations. The sale of the Cupples Division was completed December 27, 1994 and, during 1995, the Company sold its subsidiaries located in Holland and Spain. After the above sales, the Company has one remaining operating Building Products subsidiary in Europe (the "Norway Subsidiary"), the sale of which is currently being negotiated.

  On March 3, 1995, the Company sold its Concrete Construction business
("the Concrete Construction Group"), to an entity owned by a company which is controlled by the Company's Chief Executive Officer. Additionally, in the fourth quarter of 1995, the Company made the decision to divest its remaining Building Products operations, which are located in Australia, Northeast Asia and Southeast Asia (together the "Asia/Pacific Building Products Operations") and in Canada (the "Canadian Building Products Operations"). The decision to divest of the Asia/Pacific and the Canadian Building Products Operations, along with the sale of the Norway Subsidiary, represents the Company's complete exit from the Building Products business.

  For accounting purposes, the Door Products Group, Concrete Construction Group and the Building Products Group were each considered separate business segments. Accordingly, the Company's Consolidated Statements of Operations were reclassified to reflect these businesses as discontinued operations.

  In addition to the sale of and exit from the businesses discussed above, a series of other operational restructuring actions were taken during the past several years, including downsizing the corporate office, closing excess metal building plants and redistributing manufacturing operations and equipment from closed operations, consolidating and improving capacity and cost effectiveness at the remaining plants, reduction of work force levels and redefining management and operating policies. Furthermore, significant financial restructuring actions have been completed by the Company. (See "Managements Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995.)


METAL BUILDINGS GROUP

  The ongoing operations of the Company now consist of the Metal Buildings Group. The Metal Buildings Group consists of three pre-engineered metal building companies: Ceco Building Systems, Star Building Systems, and H. H. Robertson Building Systems (Canada). Pre-engineered metal buildings have traditionally accounted for a significant portion of the nonresidential low-rise market for buildings under 150,000 sq. ft. in size that are built in North America. Historically aimed at the one-story small to medium building market, the use of the product is expanding to large (up to 1 million sq. ft.), more complex, and multi-story (up to 4 floors) buildings. The product provides the customer with a custom designed building at generally a lower cost than conventional construction and is generally faster to job completion from concept.

  The Company's metal building systems are manufactured at five U.S.
plants located in California, Iowa (two separate plant locations), Mississippi and North Carolina, and at one plant which is located in Ontario, Canada. The buildings are primarily sold through builder/dealers located throughout the United States and Canada. In addition to sales in North America, in recent years the Company has been selling its buildings to the Asian market. Sales to the Asian market are made both through local unaffiliated dealers and by Company salespersons.

  The principal materials used in the manufacture of pre-engineered metal buildings are hot and cold rolled steel products that are readily available from many sources. The buildings consist of three components: primary structural steel, secondary structural steel and cladding. The buildings are erected by the dealer network supplemented by subcontractors and, in certain cases, by Company erection crews.
  The Company considers all aspects of its business to be highly competitive. The Company faces competition from many other manufacturers. Price, delivery and service are the primary competitive features in this market. The Company's business is both seasonal and cyclical in nature and, as a consequence, has certain working capital needs which are characteristic of the metal buildings industry. At a time of increased construction activity, the Company has a need for increased working capital which traditionally has been funded principally by available cash and short-term bank borrowings. Since the Company operates in the industrial and commercial building sectors, primarily in North America, its results are heavily influenced by the growth in such economies, interest rates and credit available to builders, developers and owners of the Company's buildings.


SEASONALITY

  The Company operates in the industrial and commercial building sectors with substantially all of the Company's revenues concentrated in North America. As a result, the Company considers its business to be seasonal in nature and operating results are affected, in part, by the severity of weather conditions.


CUSTOMERS

  The Company serves a wide variety of customers, virtually all of which are in the construction industry. There is no dependence upon a single customer, group of related customers or a few large customers.


INVENTORY AND BACKLOG

  Virtually all sales of pre-engineered metal buildings are for specific projects, and the Company maintains a minimum inventory of finished products. Shipments of pre-engineered metal buildings are generally made directly from the manufacturing plant to the building sites. Raw materials are largely comprised of steel-related materials which are susceptible to price increases, especially during periods of strong economic growth. Historically, the Company and the companies with which it competes, have been successful in passing on such price increases to purchasers.

  Due to the wide availability of the necessary raw materials and the relatively short delivery lead times, the Company generally has been able to minimize its risk with respect to price increases in the raw materials used to manufacture its products. To the extent that the Company has quoted a fixed-price sales contract and has not locked in the related cost of the raw materials, the Company is at risk for price increases in such raw materials. Additionally, during times of declining demand, selling prices tend to be adversely affected during which time the Company may not experience similar declines in material costs.

  Backlog is determined primarily based upon receipt of a contract or purchase order from the customer. The Company reduces its backlog upon recognition of revenue. At December 31, 1995, the backlog of unfilled orders believed to be firm for the Company's Metal Buildings Group was approximately $63.1 million compared with a corresponding Metal Buildings Group backlog of approximately $76.4 million at December 31, 1994. Substantially all of the December 31, 1995 backlog is expected to be executed in 1996.


PATENTS

  The Company owns a number of patents with varying expiration dates extending beyond the year 2000. None of these patents is believed to be a major factor in the competitive position of the Company.


ENVIRONMENTAL CONTROLS

  The Company's manufacturing activities have generated and continue to generate materials classified as hazardous wastes. The Company devotes considerable resources to compliance with legal and regulatory requirements relating to (a) the use of these materials, (b) the proper disposal of such materials classified as hazardous wastes and (c) the protection of the environment. These requirements include clean-ups at various sites. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and such liability can be reasonably estimated. However, no assurance can be given that any future discovery of new facts and the application of the legal and regulatory requirements to those facts would not be material and would not change the Company's estimate of costs it could be required to pay in any particular situation (See "ENVIRONMENTAL MATTERS").


EMPLOYEES

  At December 31, 1995, the Company employed approximately 1,429 persons (excluding 235 employees at the Company's discontinued Building Products Group operations) and was a party to collective bargaining agreements with labor unions covering approximately 158 employees. Work stoppages are generally a possibility in connection with the negotiation of collective bargaining agreements, although the Company believes that its employee relations are satisfactory.


FOREIGN OPERATIONS

  The Company's on-going Metal Buildings operations include a subsidiary in Canada, where one of its manufacturing plants is located. For the year ended December 31, 1995, the foreign operations of the Metal Buildings Group accounted for 6.0% of the Company's revenues before inter-area eliminations, and at December 31, 1995, foreign operations of the Metal Buildings Group accounted for 3.5% of the Company's total assets (before adjustments and eliminations, excluding businesses held for sale). The Company's foreign investments and businesses result in several risks to the Company's financial condition and results of operations, including potential losses through currency exchange rate fluctuations, potential difficulties in collecting receivables due to differing laws and legal systems which may favor local entities, expropriation of assets, restrictions upon the repatriation of capital and profits, and foreign governmental regulations discriminating against non-domestic companies.


ITEM 2.    PROPERTIES
      ----------

  The Company owns and operates six manufacturing plants which produce the products and materials sold by its Metal Building business. The listing below identifies the locations of those manufacturing facilities. The productive capacities of these plants are considered adequate to serve the Company's business needs at a volume at least equal to that achieved in 1995. All of the Company's manufacturing facilities are pledged as collateral in connection with the Company's credit facilities.


Monticello, Iowa                   Manufacturing Plant
Lockeford, California              Manufacturing Plant
Mt. Pleasant, Iowa                 Manufacturing Plant
Rocky Mount, North Carolina        Manufacturing Plant
Columbus, Mississippi              Manufacturing Plant
Hamilton, Ontario, Canada          Manufacturing Plant



ITEM 3.    LEGAL PROCEEDINGS
      -----------------

LAWSUITS

  There are various proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's existing and prior businesses. While the outcome of the Company's legal proceedings cannot at this time be predicted with certainty, management does not expect that these matters will have a material adverse effect upon the consolidated financial condition or results of operations of the Company.

  During 1995, the Company resolved and settled disputed claims related to a Building Products construction contract and a pre-engineered metal building project (see Note 13 of the Notes to the Consolidated Financial Statements). The outcome of these settlements did not have a material adverse effect on the consolidated financial condition or results of operations of the Company as of and for the year ended December 31, 1995.


ENVIRONMENTAL MATTERS

  The Company has completed its investigation of two owned disposal sites in Beaver County, Pennsylvania formerly used by Robertson to dispose of plant wastes from the Company's former Ambridge, Pennsylvania Building Products manufacturing facility. The Company has submitted its reports of findings to the Pennsylvania Department of Environmental Protection ("PDEP") and has submitted work plans for remedial activities for both sites to the PDEP for its consideration and approval. The Company also is in the process of negotiating a Consent Order and Agreement to memorialize an agreed upon approach to remediate these sites. In another matter, the Company received approval for a work plan from the Illinois Environmental Protection Agency ("IEPA) for the closure of an owned hazardous waste storage facility for electric arc furnace dust generated from Ceco's former LeMont, Illinois, steel mill facility. Environmental closure at this site is substantially complete. A closure unit has been constructed and a post-closure groundwater monitoring well system was installed and is currently in operation.

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


ITEM 4.1.  EXECUTIVE OFFICERS OF THE REGISTRANT
      ------------------------------------

  The following table sets forth certain information regarding the executive officers of the Company as of March 15, 1996.



Name                     Age       Position
- ----                     ---       --------
Andrew G. C. Sage, II    70        Chairman
Michael E. Heisley       59        Chief Executive Officer and Vice
                                     Chairman
E.A. Roskovensky         50        President and Chief Operating
Officer
John C. Sills            40        Executive Vice President and Chief
                                     Financial Officer


  Mr. Andrew G. C. Sage, II is Chairman (since July 1993) of the Company.
Mr. Sage also served as President (from November 1992 until July 1993) and Chief Executive Officer (from November 1992 until December 1993) of the Company. Mr. Sage is also President of Sage Capital Corporation ("Sage Capital"), a general business and financial management corporation specializing in business restructuring and problem solving. Prior to the formation of Sage Capital in 1989, Mr. Sage was a consultant to and/or a director of Heico, Inc., Pettibone Corporation and USIF Real Estate. Mr. Sage is a director of Computervision Corporation, Fluid Condition Products and Tom's Foods, Inc.

  Mr. Heisley is Chief Executive Officer and Vice Chairman (since December
1993) of the Company.   Mr. Heisley is Chairman of the following companies:
Davis Wire Corporation (since 1991), a manufacturer of steel wire; Tom's Foods, Inc. (since 1993), a manufacturer and distributor of snack foods; and Nutri/System, L.P. (since 1993), a national weight maintenance company. He is also a Chairman of the Executive Committee of Pettibone Corporation (since
1988), a diversified manufacturing company and a director of Envirodyne, Inc. (since 1994).

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

                                      PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS
       ------------------------------------------------------------------
- --

COMMON STOCK

  The Company's Common Stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "RHH". The following table sets forth the high and low sale prices per share of the Common Stock as reported on the NYSE Composite Transaction Reporting System during the calendar periods indicated. Under the terms of the Company's current credit facility, the Company is restricted from paying cash dividends on its Common Stock. The Company did not pay cash dividends on its Common Stock during the periods set forth below.


                                                 High             Low
                                              ----------       -----------
Calendar 1994
  First Quarter. . . . . . . . . . .  $ 4   -        $ 2   7/8
  Second Quarter . . . . . . . . . .    3   1/8        2   3/8
  Third Quarter. . . . . . . . . . .    4   -          2   1/2
  Fourth Quarter . . . . . . . . . .    4   -          3   -

Calendar 1995
  First Quarter. . . . . . . . . . .  $ 3   1/2      $ 2   3/4
  Second Quarter . . . . . . . . . .    3   1/8        2   1/4
  Third Quarter. . . . . . . . . . .    3   3/4        2   1/2
  Fourth Quarter . . . . . . . . . .    7   1/8        3   5/8



     There were approximately 2,570 holders of record of the Company's Common Stock as of March 15, 1996. Included in the number of stockholders of record are stockholders who held shares in "nominee" or "street" name. The closing price per share of the Company's Common Stock on March 15, 1996, as reported under the NYSE Composite Transaction Reporting System was $6-1/2.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     Set forth below are historical financial data concerning the Company at December 31, 1991, 1992, 1993, 1994 and 1995 and for each of the five years in the period ended December 31, 1995. These data have been derived from the audited consolidated financial statements of the Company for such periods, some of which are presented elsewhere herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Report.

Statements of Operations Data (a):
(In thousands, except share data)



                                    Year Ended December 31
                      --------------------------------------------------
                      1991     1992   1993(b)   1994    1995
                            ---------         --------            --------  --------  --------
Net revenues . . . .        $ 200,017         $187,465            $218,338  $251,584  $264,983
                            ---------         --------            --------  --------  --------
Costs and expenses:
  Cost of sales. . .  174,139 162,918 188,892  213,948 218,285
  Selling, general and
    administrative .   37,166  38,310  32,982   31,910  30,844
  Restructuring. . .   14,742   2,798    -       2,075    -
                                    --------- --------            --------  --------  --------
  Total costs and
    expenses . . . .  226,047 204,026 221,874  247,933 249,129
                                    --------- --------            --------  --------  --------
Operating income (loss). . . .(26,030)(16,561)  (3,536)  3,651      15,854
Interest expense . .  (16,832)(12,628) (9,545)  (4,164) (4,335)
Other income (expense),
   net . .           . . . . .    (95)    806      498     346         828
                                    --------- --------            --------  --------  --------
Income (loss) from
  continuing operations
  before income taxes . .     (42,957)(28,383) (12,583)   (167)     12,347
Income taxes . . . .     -       -       -        -       -
                                    --------- --------            --------  --------  --------
Income (loss) from
 continuing operations . . . .(42,957)(28,383) (12,583)   (167)     12,347
Income (loss) from
 discontinued operations
 (e) . . .           . . . . .(81,845)(42,762) (12,520)(21,593)    (15,888)
Extraordinary gain on debt
 exchange. . . . . .     -       -      5,367     -       -
Cumulative effect of
 accounting change (c) . . . .   -       -      (1,200)   -           -
                            ---------         --------            --------  --------  --------
Net income (loss). .        $(124,802)        $(71,145)           $(20,936) $(21,760) $ (3,541)
                                    ========= ========            ========  ========  ========
Earnings (loss) per common
 share(d):
  Continuing operations. . . .      $  (49.24)$ (32.43)           $  (2.04) $   (.01) $    .77
  Discontinued operations
  (e) . . .. . . . .   (93.20) (48.57)  (2.01)   (1.37)   (.99)
  Extraordinary item     -       -        .86     -       -
  Cumulative effect of
    accounting change
   (c). . .. . . . .     -       -       (.20)    -       -
                                    --------- --------            --------  --------  --------
  Net income (loss) per
    common share . .        $ (142.44)        $ (81.00)           $  (3.39) $  (1.38) $   (.22)
                                    ========= ========            ========  ========  ========
Weighted average number
 of common shares
 outstanding (d) .        878     880   6,217   15,808  16,007
                     ========        ======== ========            ========  ========
Cash dividends declared
 per common share. .      -       -       -        -       -
                     ========        ======== ========            ========  ========




Balance Sheet Data (a)(b):
(Thousands)
                                     December 31
                     --------------------------------------------------
                     1991     1992     1993     1994    1995
                     --------        --------         --------    --------  --------
Working capital surplus
  (deficiency) . . .        $ 51,377         $(101,200)           $  4,708  $  9,826  $     88
Total assets . . . .         422,937  232,370  181,823 137,400     108,478
Long-term debt (current
  portion)           . . . .  65,964   67,420      390     134        -
Long-term debt (excluding
  current portion) . 69,897    1,426   45,084   43,421  40,530
Stockholders' equity
  (deficiency) . . . 39,874  (34,189) (16,663) (35,693)(29,994)



(a) The consolidated statements of operations are reclassified to reflect the operating results of the Door Products Group (which measurement date was considered to be December 1991, and which sale was consummated in February 1992), the Concrete Construction Group (which measurement date was considered to be December 1994 and which sale was consummated in March 1995) and the Building Products Group (which measurement date was considered to be December 1995 and execution of plans to exit the remaining businesses are in progress), as discontinued operations. Accordingly, the income and expense amounts of such business segments prior to the respective measurement dates are reclassified as a single line item within discontinued operations. For purposes of the consolidated balance sheets, the net assets and liabilities of such business segments, including any loss provisions, were recorded net as of the measurement dates in the respective consolidated balance sheets.

(b) The consolidated financial information as of and for the year ended December 31, 1993, and for periods subsequent thereto, include the effects of the Company's Exchange Offer which was consummated on July 14, 1993. As a result of a default under the indenture, the amount of long-term debt (current portion) at December 31, 1992 includes $63,347,000 related to the Company's 15.5% Discount Subordinated Debentures due 2000. Additionally, in connection with the Company's Exchange Offer, all future interest costs for the Company's 12% Senior Subordinated Notes are capitalized and, as a result, the Company does not record any interest expense related to the 12% Senior Subordinated Notes (see Note 9 of the Notes to Consolidated Financial Statements).

(c) In the fourth quarter of 1993, the Company adopted Statement of Accounting Standards No. 112 "Employers' Accounting for Post Employment Benefits". (See Note 17 of the Notes to Consolidated Financial Statements.)

(d) On July 23, 1993, a 1 for 16.5 reverse split of the Company's common stock became effective. All common stock share amounts and per share data are restated to reflect the reverse split.

(e) Losses from discontinued operations are reported net of income tax expense (benefit) of $2,030,000, $1,205,000, $9,000, $256,000, and
     $(400,000), during each of the years ended December 31, 1991, 1992, 1993, 1994 and 1995, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

     Revenue for the year ended December 31, 1995 was $265.0 million, an increase of $13.4 million or 5.3% compared to 1994. The increase in revenue is primarily a result of improved market conditions in the United States and Canada. Additionally, revenues were affected by favorable weather conditions during the first quarter of 1995.

     The Company's gross margin percentage was 17.6% in 1995 compared to 15.0% in 1994. The improvement in the gross margin percentage is largely due to efficiencies resulting from higher levels of revenue, generally higher selling prices for the Company's products, and actions taken by the Company to reduce overhead. Selling, general and administrative expenses decreased by $1.1 million in 1995 compared to 1994. The decrease in selling, general and administrative expenses is primarily a result of maintaining the same level of overall selling costs despite increased levels of revenue, savings resulting from headcount and other cost reduction initiatives associated primarily with finance and administrative functions implemented in prior years, and lower costs associated with the Company's post retirement medical programs, partially offset by higher costs associated with implementation of new information systems and decentralization initiatives.

     Operating income during the year ended December 31, 1995 was $15.9 million, compared to $3.7 million during the same period in 1994. The increase in operating income is primarily the result of higher revenues, improved gross margins and lower selling, general and administrative expenses. Additionally, during 1994, the Company recorded provisions for restructuring of $2.1 million related to severances and other overhead reduction measures taken during 1994.

     Interest expense for the year ended December 31, 1995 was $4.3 million compared to $4.2 million in 1994, an increase of $.1 million.

     Other income (expenses) - net for the year ended December 31, 1995 was $.8 million as compared to $.3 million in 1994. The increase in other income is primarily the result of higher interest income.

     For the year ended December 31, 1995, income from continuing operations was $12.3 million compared with a loss of $.2 million in 1994.

     As a result primarily of the utilization of deferred tax assets, the Company was not required to record a provision for income taxes in 1995 or 1994. At December 31, 1995, the Company had domestic net operating loss carryforwards of approximately $33.4 million for tax reporting purposes, which are available to offset future income without limitation and which expire in the years 2008 through 2010. In the event that the Company experiences a "Change in Ownership," as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize its unused tax loss carryforwards which existed prior to the change in ownership would be limited. (See Note 12 of the Notes to Consolidated Financial Statements.)

     At December 31, 1995, the backlog of unfilled orders believed to be firm for the Company's Metal Buildings Group was approximately $63.1 million compared to a corresponding Metal Buildings Group backlog of approximately $76.4 million at December 31, 1994. Substantially all of the December 31, 1995 backlog is expected to be executed in 1996.



YEAR ENDED DECEMBER 31, 1994 COMPARED WITH YEAR ENDED DECEMBER 31, 1993

     Revenue for the year ended December 31, 1994 was $251.6 million, an increase of $33.2 million or 15.2% compared to 1993. The increase in revenue reflects primarily improved market conditions in the United States and Canada.

     The Company's gross margin percentage was 15.0% in 1994 compared to 13.5% in 1993. The improvement in the gross margin percentage is primarily a result of efficiencies associated with higher revenue levels. Selling, general and administrative expenses decreased by $1.1 million in 1994 compared to the same period in 1993. The decrease in selling, general and administrative cost is primarily due to measures taken by the Company in 1994 to reduce finance and administration expenses.

     Operating income was $3.7 million in 1994, an increase of $7.2 million compared to the same period in 1993. The increase in operating income is due to the increase in gross profit, resulting primarily from higher revenues, reductions in selling, general and administrative expenses, offset in part by provisions for restructuring associated with severances and other overhead reduction measures taken in 1994.

     Interest expense for the year ended December 31, 1994 was $4.2 million compared to $9.5 million in 1993, a decrease of $5.4 million. The decrease in interest expense in 1994 is primarily due to the completion of the Exchange Offer (see Note 9 of the Notes to Consolidated Financial Statements) which became effective July 14, 1993. On a pro forma basis, assuming the Exchange Offer had occurred on January 1, 1993, interest expense in 1993 would have been reduced by $6.5 million. Exclusive of the effect of the Exchange Offer, the increase in interest expense in 1994 over 1993 is primarily the result of the higher costs associated with the Company's new credit facility which was entered into in April of 1993.

     Other income (expenses) - net for the year ended December 31, 1994 was $.3 million in 1994 compared to $.5 million in 1993.

     For the year ended December 31, 1994, losses from continuing operations were $.2 million compared with $12.6 million in 1993.


RESULTS OF  DISCONTINUED OPERATIONS

     In November 1993, the Company sold its Building Products subsidiary located in the United Kingdom. During the fourth quarter of 1994, the Company sold its remaining U.S. Building Products operation, the Cupples Products Division (the "Cupples Division") which manufactured curtainwall systems, to a newly formed Company owned by a member of the Company's Board of Directors, and commenced a plan to sell or dispose of its remaining European Building Products operations. The sale of the Cupples Division was completed December 27, 1994 and, during 1995, the Company sold its subsidiaries located in Holland and Spain. After the above sales, the Company has one remaining operating Building Products subsidiary in Europe (the "Norway Subsidiary"), the sale of which is currently being negotiated.

     On March 3, 1995, the Company sold its Concrete Construction Group to an entity owned by a company which is controlled by the Company's Chief Executive Officer. In the fourth quarter of 1995, the Company developed a plan to divest of its remaining Building Products operations which are located in the Asia/Pacific region and in Canada. The decision to divest of the Asia/Pacific and the Canadian Building Products Operations, along with the sale of the Norway Subsidiary, represents the Company's complete exit from the Building Products business. In connection with the Company's sale of its Concrete Construction Group, the Company recorded a gain of $3.5 million in the first quarter of 1995 and, in connection with the Company's plan to exit its remaining Building Products Operations, the Company recorded a loss of $19.5 million in the fourth quarter of 1995.

     For accounting purposes, the Concrete Construction Group and Building Products Group were each considered a separate business segment and, accordingly, the Company's Consolidated Statements of Operations were reclassified to reflect these businesses as discontinued operations.

     The following table summarizes the revenues, income/(loss) from discontinued operations and gains/(losses) from the sale/disposal of the above business segments during the three years ended December 31, 1993, 1994 and 1995:


                                              Years Ended December 31
                                              ------------------------------
                              1993     1994     1995
                              ----     ----     ----
Revenues
   Building Products Group .$ 97,319 $ 60,186 $ 48,431
   Concrete Construction Group . . .   64,249   69,686              11,088
                            -------- -------- --------
         Total . . . . . . .$161,568 $129,872 $ 59,519
                            ======== ======== ========

Discontinued operations
   Income (loss) from discontinued
   operations:
     Building Products Group . . . . $ (4,952)$ (7,382)           $   (388)
     Concrete Construction
     Group . . . . . . . . .   4,632    5,189      505
     Fixed Price Custom
       Curtainwall . . . . .  (2,500)  (8,000)     -
                            -------- -------- --------
       Total . . . . . . . .  (2,820) (10,193)     117
                            -------- -------- --------

Gain (loss) on sale/disposal of
 business segments:
     Building Products Group . . . .   (9,700) (11,400)            (19,455)
     Concrete Construction
       Group . . . . . . . .     -        -      3,450
                            -------- -------- --------
       Total . . . . . . . .  (9,700) (11,400) (16,005)
                            -------- -------- --------
                            $(12,520)$(21,593)$(15,888)
                            ======== ======== ========


     Charges recorded during 1993 and 1994 related to the Fixed Price Custom Curtainwall business reflect primarily the settlement of contract disputes, litigation and rectification costs associated with this former business which was exited in 1988.


ACCOUNTING CHANGES

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FAS 121"). The Company believes that the adoption of FAS 121 will not have a material impact on the Company's financial statements. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"). The Company has elected to adopt the requirements of FAS 123 in 1996 through disclosure only.


LITIGATION AND ENVIRONMENTAL

     During 1995, the Company resolved and settled disputed claims related to a Building Products construction contract and a pre-engineered metal building project. The outcome of these settlements did not have a material adverse effect on the consolidated financial condition or results of operations of the Company (see Note 13 of the Notes to Consolidated Financial Statements).

     There are various proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's existing and prior businesses. The Company has recorded a liability related to litigation where it is both probable that a loss has been incurred and that the amount of the loss can be reasonably estimated. While the outcome of the Company's legal proceedings cannot at this time be predicted with certainty, management does not expect that these matters will have a material adverse effect on the Consolidated Balance Sheet or Statement of Operations of the Company.

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


LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1995, the Company used approximately $1.4 million of cash to fund its operating activities. Included in this amount is $9.9 million utilized to fund the Company's defined benefit pension plans. On January 13, 1995, the Company filed an Application for Waiver of Minimum Funding Standard (the "Waiver Application") with the Internal Revenue Service (the "IRS"), for two of its U.S. defined benefit pension plans for the plan years 1994 and 1995. In December 1995, prior to receiving any notification from the IRS as to the outcome of the Company's Waiver Application, the Company made contributions totalling $9.6 million to the two plans, thereby satisfying all past due contributions. The remaining uses of operating cash during 1995 reflect primarily the funding of trailing liabilities associated with sold and closed businesses, improvement in the aging of vendor payables and settlement of workers' compensation, general liability and legal claims, offset by cash generated primarily by the Company's Metal Buildings operations. During the first quarter of 1995, the Company entered into an agreement (the "Federal Agreement") (see Note 13 of the Notes to Consolidated Financial Statements), with one of its surety's with respect to certain litigation related to a former Fixed Price Custom Curtainwall project whereby the Company agreed to pay the surety $250,000 per quarter until December 2001. The Federal Agreement further provides that in the event certain changes in the ownership or management of the Company occurs, then all amounts outstanding, which were $6 million at December 31, 1995, would become immediately due and payable.

     In addition, during the year ended December 31, 1995, the Company spent approximately $5.5 million on capital expenditures, most of which were directed toward implementing new design and information systems and upgrading and improving manufacturing equipment. Cash proceeds from sales of property, plant and equipment, and assets held for sale were $.3 million and $.5 million, respectively, for the year ended December 31, 1995. Cash provided by financing activities during the year consisted of short-term borrowings by the Asia/Pacific Operations of $1.2 million which were used to assist in funding local working capital requirements and operating losses. Beginning in November of 1995, the Company's 12% Senior Subordinated Notes went cash pay, and in connection therewith, the Company paid $1.4 million with respect to the November interest payments (see Note 9 of the Notes to Consolidated Financial Statements). On March 3, 1995 the Company sold the business and assets of its Concrete Division. Upon the closing of the sale, the Company received approximately $8.0 million of cash, after adjustments. The decision to sell the Concrete Construction Group was based upon the Company's current liquidity and the projected liquidity needs required to fund the Concrete business' bonding needs.

     As a result, primarily of the above, unrestricted cash and cash equivalents increased by $1.8 million during 1995.

     The Company's primary sources of liquidity include available cash and cash equivalents and credit which is provided under the Company's existing credit facility with Foothill Capital Corporation (the "Credit Facility"). Availability under the Credit Facility is based on a percentage of eligible (as defined in the Credit Facility and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $166,667 per month and is subject to reduction in the case of sales of certain property, plant and equipment), plus the amount provided by the Company as cash collateral, if any (each together the "Borrowing Base"). At December 31, 1995, the Borrowing Base was estimated to be $33.7 million (including $1.6 million related to the Canadian Building Products Operation which in connection with the Company's plan to exit the Building Products business is pending disposition). At December 31, 1995, the Borrowing Base was used to support a $5.0 million term loan note which is required to be outstanding pursuant to the terms of the Credit Facility, and $25.5 million of outstanding letters of credit (which are used primarily to support insurance programs, bonding programs, and certain foreign credit facilities). The Company had unused availability under the facility of $3.2 million at December 31, 1995. The letters of credit which are supporting foreign credit facilities include a $2.0 million letter of credit supporting the Company's Asia/Pacific Building Product's banking facility and a $1.9 million letter of credit supporting the Company's former U.K. Building Products Subsidiary. The letter of credit supporting the U.K. Subsidiary was drawn on February 26, 1996 by the bank, resulting in the Company having to fund the face amount of the letter of credit. The Company is currently evaluating its alternatives with respect to recovering the letter of credit amount from the former U.K. Subsidiary; however, there is no assurance that the Company's attempts at recovery will be successful.

     OUTLOOK. During 1995, the management of the Company and the Board of Directors determined that the best strategy for the Company was to operate solely as a Metal Buildings business. This decision was based in part on the operating success which the Company has achieved with its existing Metal Building businesses, along with the long-term view of the value of the Metal Building business and the cash and liquidity demands which would be required to fund the ongoing operations of the non-Metal Buildings businesses. The Company anticipates that demands on its liquidity and credit resources will continue to be significant during 1996 and the next several years primarily as a result of funding requirements associated with the trailing liabilities of sold and discontinued businesses and financing costs. The Company expects to meet these requirements through a number of sources, including operating cash generated by the Company's Metal Buildings Group, available cash which was $9.7 million at December 31, 1995, and availability under credit facilities. During the first quarter of 1996, the Company reduced its letters of credit which were outstanding at December 31, 1995 by $7.1 million, including the reduction from the U.K. Subsidiary letter of credit, which was drawn in the first quarter with the remainder reflecting primarily reductions in the collateral required to support insurance programs and bonding programs. The Company's liquidity projections are predicated on estimates as to the amount and timing of the payment of the Company's trailing liabilities and expectations regarding the operating performance of the Company's operations. In the event the Company experiences significant differences as to the amount and timing of the payment of the Company's trailing liabilities and/or the actual operating results of the Company's operations, the Company may be required to seek additional capital through new credit facilities, modification of existing credit facilities, or through a possible debt or equity offering, or a combination of the above. There can be no assurance, however, that such additional capital would be available to the Company.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                            ROBERTSON-CECO CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except share data)


                                                       For the Years Ended December 31
                                                       -------------------------------
                                      1993      1994    1995
                                      ----      ----    ----
NET REVENUES . . . . . . . . . . . .         $218,338             $251,584  $264,983
                                             --------             --------  --------

COSTS AND EXPENSES
  Cost of sales. . . . . . . . . . . 188,892   213,948 218,285
  Selling, general and administrative. . . . . 32,982   31,910      30,844
  Restructuring. . . . . . . . . . .    -        2,075    -
                                             --------             --------  --------
     Total . . . . . . . . . . . . . 221,874   247,933 249,129
                                             --------             --------  --------
OPERATING INCOME (LOSS). . . . . . .  (3,536)    3,651  15,854
                                             --------             --------  --------
OTHER INCOME (EXPENSE)
  Interest expense . . . . . . . . .  (9,545)   (4,164) (4,335)
  Other income (expense) - net . . .     498       346     828
                                             --------             --------  --------
     Total . . . . . . . . . . . . .  (9,047)   (3,818) (3,507)
                                             --------             --------  --------
  Income(loss) from continuing operations
    before provision for taxes on income . . .(12,583)    (167)     12,347
  Provision for taxes on income. . .    -         -       -
                                             --------             --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS . . .(12,583)    (167)     12,347
                                             --------             --------  --------
DISCONTINUED OPERATIONS
  Income (loss) from discontinued
    operations . . . . . . . . . . .  (2,820)  (10,193)    117
  Loss on sale/disposal of business
    segments . . . . . . . . . . . .  (9,700)  (11,400)(16,005)
                                             --------             --------  --------
  Income (losses) from discontinued
    operations . . . . . . . . . . . (12,520)  (21,593)(15,888)
                                             --------             --------  --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE. . .(25,103) (21,760)     (3,541)
                                             --------             --------  --------
  Extraordinary gain on debt exchange. . . . .  5,367     -           -
                                             --------             --------  --------
  Cumulative effect of accounting change . . . (1,200)    -           -
                                             --------             --------  --------

NET INCOME (LOSS). . . . . . . . . .         $(20,936)            $(21,760) $ (3,541)
                                             ========             ========  ========
EARNINGS (LOSS) PER COMMON SHARE
  Continuing operations. . . . . . .         $  (2.04)            $   (.01) $    .77
  Discontinued operations. . . . . .   (2.01)    (1.37)   (.99)
  Extraordinary item . . . . . . . .     .86      -       -
  Cumulative effect of accounting change . . .   (.20)    -           -
                                             --------             --------  --------
NET INCOME (LOSS). . . . . . . . . .         $  (3.39)            $  (1.38) $   (.22)
                                             ========             ========  ========
  Weighted average number of common shares
     outstanding . . . . . . . . . .   6,217    15,808  16,007
                                             ========             ========  ========

                   See Notes to Consolidated Financial Statements.

                             ROBERTSON-CECO CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)


                                                           December 31
                                                      ---------------------
                                              1994     1995
                                              ----     ----
                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . .       $  7,890     $  9,668
  Restricted cash. . . . . . . . . . . . . . .2,478       209
  Accounts and  notes receivable, less allowance
    for doubtful accounts:  1994, $1,143; 1995,
    $1,302 . . . . . . . . . . . . . . . . . .         41,382       25,261
  Inventories. . . . . . . . . . . . . . . . .         17,825       13,488
  Businesses held for sale, net. . . . . . . .4,664     4,000
  Other current assets . . . . . . . . . . . .          2,056        1,871
                                                     --------     --------
     Total current assets. . . . . . . . . . .         76,295       54,497
                                                     --------     --------
PROPERTY - AT COST
  Land and land improvements . . . . . . . . .1,698     1,654
  Buildings and building equipment . . . . . .         10,202        9,925
  Machinery and equipment. . . . . . . . . . .         24,288       25,760
  Construction in progress . . . . . . . . . .3,739     2,293
                                                     --------     --------
     Total . . . . . . . . . . . . . . . . . .         39,927       39,632
Less accumulated depreciation. . . . . . . . .        (17,332)     (17,389)
                                                     --------     --------
     Property - net. . . . . . . . . . . . . .         22,595       22,243
                                                     --------     --------
EXCESS OF COST OVER NET ASSETS OF ACQUIRED
  BUSINESSES, LESS ACCUMULATED AMORTIZATION:
  1994, $4,257; 1995, $5,085 . . . . . . . . .         28,267       27,439
                                                     --------     --------
OTHER NON-CURRENT ASSETS . . . . . . . . . . .         10,243        4,300
                                                     --------     --------
     Total assets. . . . . . . . . . . . . . .       $137,400     $108,479
                                                     ========     ========















                   See Notes to Consolidated Financial Statements.

                             ROBERTSON-CECO CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)



                                                       December 31
                                                    -----------------------
                                            1994       1995
                                            ----       ----
                          LIABILITIES

CURRENT LIABILITIES
  Current portion of long-term debt. . . .          $     134    $    -
  Accounts payable, principally trade. . .  25,168     18,085
  Insurance liabilities. . . . . . . . . .   8,365      8,243
  Other accrued liabilities. . . . . . . .  32,802     28,081
                                                    ---------    ---------
     Total current liabilities . . . . . .  66,469     54,409
                                                    ---------    ---------
LONG-TERM DEBT, LESS CURRENT PORTION . . .  43,421     40,530
                                                    ---------    ---------
LONG-TERM INSURANCE LIABILITIES. . . . . .  15,084     10,744
                                                    ---------    ---------
LONG-TERM PENSION LIABILITIES. . . . . . .  16,265      6,907
                                                    ---------    ---------
RESERVES AND OTHER LONG-TERM LIABILITIES .  31,854     25,883
                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES


             STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK
Par value per share $.01
Authorized shares:  30,000,000
Issued shares:  1994 - 16,134,566;
  1995 - 16,188,618. . . . . . . . . . . .     161        162
CAPITAL SURPLUS. . . . . . . . . . . . . . 172,089    172,350
WARRANTS                                   . . . .      6,042        6,042
RETAINED EARNINGS (DEFICIT). . . . . . . .           (199,279)    (202,820)
EXCESS OF ADDITIONAL PENSION LIABILITY OVER
  UNRECOGNIZED PRIOR SERVICE COST. . . . .  (7,991)    (5,001)
DEFERRED COMPENSATION. . . . . . . . . . .    (508)      (398)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS .  (6,207)      (329)
                                                    ---------    ---------
  Stockholders' equity (deficiency). . . . (35,693)   (29,994)
                                                    ---------    ---------
     Total liabilities and stockholders'
        equity (deficiency). . . . . . . .          $ 137,400    $ 108,479
                                                    =========    =========









                  See Notes to Consolidated Financial Statements.

                              ROBERTSON-CECO CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)



                                                   For the Years Ended December 31
                                                    -------------------------------
                                                       1993      1994       1995
                                                       ----      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . .         $(20,936)      $(21,760) $ (3,541)
Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
  Depreciation and amortization. . . . . .  6,694     5,353   4,691
  Amortization of discount on debentures and
     capitalized debt issuance costs . . .  1,008     1,251   1,274
  Cumulative effect of accounting change .  1,200       -       -
  Extraordinary gain on debt exchange. . . (5,367)      -       -
  Loss on sale/disposal of business segment. . . .    9,700  11,400 16,005
  Provisions for:
    Bad debts and losses on erection contracts . .    2,658   3,539    780
    Rectification and other costs. . . . .  4,203     4,035   2,962
    Restructuring expense. . . . . . . . .    -       3,420     -
    Discontinued operations. . . . . . . .  2,500     8,000     -
  Changes in assets and liabilities, net of
   divestitures:
    (Increase) decrease in accounts and notes
     receivable. . . . . . . . . . . . . .  2,698    (8,930)   (300)
    (Increase) decrease in inventories . .  2,765     2,024  (2,152)
    (Increase) decrease in restricted cash . . . .   20,824     660  2,269
    Increase (decrease) in accounts payable,
     principally trade . . . . . . . . . .  2,672    (5,200) (2,247)
    Net changes in other assets and liabilities. .  (29,962)(15,229)         (21,177)
                                                   --------       --------  --------
  NET CASH PROVIDED BY (USED FOR) OPERATING
   ACTIVITIES. . . . . . . . . . . . . . .    657   (11,437) (1,436)
                                                   --------       --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures . . . . . . . . . . . (5,503)   (4,991) (5,468)
Proceeds from sales of property, plant and
 equipment . . . . . . . . . . . . . . . .  2,986     1,701     348
Proceeds from sales of businesses. . . . .    -         807   8,000
Proceeds from sales of assets held for sale. . . .    1,563   3,764    515
                                                   --------       --------  --------
  NET CASH PROVIDED BY (USED FOR) INVESTING
    ACTIVITIES . . . . . . . . . . . . . .   (954)    1,281   3,395
                                                   --------       --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds on short-term borrowings .     (624)  2,242  1,186
Proceeds from long-term debt borrowings. .  5,000       -       -
Payments on long-term debt borrowings. . . (2,283)      (80)    -
Payments of capitalized interest on 12% Notes. . .      -       -   (1,352)
Proceeds from common stock issued. . . . .  7,000       -       -
                                                   --------       --------  --------
  NET CASH PROVIDED BY (USED FOR) FINANCING
   ACTIVITIES. . . . . . . . . . . . . . .  9,093     2,162    (166)
                                                   --------       --------  --------
Effect of foreign exchange rate changes on cash. .     (350)    218    (15)
                                                   --------       --------  --------
  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS. . . . . . . . . . . .  8,446    (7,776)  1,778
  CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.    7,220  15,666  7,890
                                                   --------       --------  --------
  CASH AND CASH EQUIVALENTS - END OF PERIOD. . . . $ 15,666       $  7,890  $  9,668
                                                   ========       ========  ========
SUPPLEMENTAL CASH FLOW DATA
 Cash payments made for:
  Interest . . . . . . . . . . . . . . . .         $  2,301       $  5,789  $  4,550
                                                   ========       ========  ========
  Income taxes . . . . . . . . . . . . . .         $    627       $    191  $     16
                                                   ========       ========  ========




                See Notes to Consolidated Financial Statements.

                           ROBERTSON-CECO CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (In thousands except share data)


                            Cumulative
                                    Convertible
                            Preferred    Common   Capital
                              Stock       Stock   Surplus   Warrants
                                    -----------     ------ ---------              --------

BALANCE DECEMBER 31, 1992. .  $ 5         $145   $129,128     $6,042
Net loss for the year. . . .
Dividends payable on
  preferred stock,
  $.23 per share . . . . . .                         (112)
Stock issued to directors
  (5,635 shares) . . . . . .                           25
Exchange Offer . . . . . . .   (5)         (35)    31,022
Conversion of Facility Note
  (1,374,292 shares) . . . .                14      4,107
Stock issued (3,333,333 shares). . . .                 33     6,967
Change in excess of additional
  pension liability over
  unrecognized prior
  service cost . . . . . . .
Issuances under employee
  plans, net . . . . . . . .                 6      1,545
Foreign currency translation
  adjustments for the year .
Writedown from sale of the
  U.K. Subsidiary. . . . . .
                             ----         ----   --------     ------
BALANCE DECEMBER 31, 1993. .  -            163    172,682      6,042
Net loss for the year. . . .
Change in excess of additional
  pension liability over
  unrecognized prior service
  cost . . . . . . . . . . .
Forfeitures under employee
  plans, net . . . . . . . .                (2)      (593)
Amortization of deferred
  compensation . . . . . . .
Foreign currency translation
  adjustments for the year .
Writedown from pending sale/
  disposition of European
  Operations . . . . . . . .
                             ----         ----   --------    ------
BALANCE DECEMBER 31, 1994      -           161    172,089     6,042
Net loss for the year. . . .
Change in excess of additional
  pension liability over
  unrecognized prior service
  cost . . . . . . . . . . .
Issuances under employee
  plans, net . . . . . . . .                 1        261
Amortization of deferred
  compensation . . . . . . .
Foreign currency translation
  adjustments for the year .
Writedown from pending sale/
  disposition of Asia/Pacific
  and Canadian Building
  Products Operations  . . .
                             ----         ----   --------    ------
BALANCE DECEMBER 31, 1995. . $ -          $162   $172,350    $6,042
                             ====         ====   ========    ======


                See Notes to Consolidated Financial Statements.

                           ROBERTSON-CECO CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (In thousands except share data)



                                    Excess of
                                    Additional
                                     Pension
                                    Liability              Foreign
                         Retained           Over Unrecog- Deferred               Currency
                         Earnings  nized Prior  Compen-                        Translation
                         (Deficit) Service Cost  sation                        Adjustments
                                    -----------       -------------              ---------    -----------

BALANCE DECEMBER 31, 1992. . . . .   $(156,583)$(1,711)    $   -                 $(11,215)
Net loss for the year. .   (20,936)
Dividends payable on
  preferred stock,
  $.23 per share . . . .
Stock issued to directors
  (5,635 shares) . . . .
Exchange Offer . . . . .
Conversion of Facility Note
  (1,374,292 shares) . .
Stock issued (3,333,333 shares)
Change in excess of additional
  pension liability over
  unrecognized prior
  service cost . . . . .              (6,428)
Issuances under employee
  plans, net . . . . . .                          (1,551)
Foreign currency translation
  adjustments for the year . . . .                                                 (1,705)
Writedown from sale of the
  U.K. Subsidiary. . . .                                     4,579
                         ---------   -------     -------  --------
BALANCE DECEMBER 31, 1993. . . . .    (177,519) (8,139)     (1,551)                (8,341)
Net loss for the year. .   (21,760)
Change in excess of additional
  pension liability over
  unrecognized prior service
  cost . . . . . . . . .                 148
Forfeitures under employee
  plans, net . . . . . .                             569
Amortization of deferred
  compensation . . . . .                             474
Foreign currency translation
  adjustments for the year . . . .                                                    896
Writedown from pending sale/
  disposition of European
  Operations . . . . . .                                     1,238
                         ---------   -------     -------  --------
BALANCE DECEMBER 31, 1994. . . . .    (199,279) (7,991)       (508)                (6,207)
Net loss for the year. .    (3,541)
Change in excess of additional
  pension liability over
  unrecognized prior service
  cost . . . . . . . . .               2,990
Issuances under employee
  plans, net . . . . . .                            (254)
Amortization of deferred
  compensation . . . . .                             364
Foreign currency translation
  adjustments for the year . . . .                                                    (47)
Writedown from pending sale/
  disposition of Asia/Pacific
  and Canadian Building
  Products Operations  .                                     5,925
                         ---------   -------     -------  --------

BALANCE DECEMBER 31, 1995. . . . .   $(202,280)$(5,001)    $  (398)              $   (329)
                         =========   =======     =======  ========


                See Notes to Consolidated Financial Statements.

                          ROBERTSON-CECO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1993, 1994 AND 1995


1.   NATURE OF BUSINESS

 Robertson-Ceco Corporation (the "Company"), owns and operates three pre-engineered metal building companies: Ceco Building Systems, Star Building Systems, and H. H. Robertson Building Systems (Canada). The Company's pre-engineered metal buildings are manufactured at plants in California, Iowa (two separate plant locations), Mississippi, North Carolina, and in Ontario, Canada. The buildings are sold primarily through builder/dealers located throughout the United States and Canada to the industrial and commercial building market. The buildings are erected by the dealer network supplemented by subcontractors and, in certain cases, by Company erection crews.


2.   SUMMARY OF ACCOUNTING POLICIES

 Basis of Presentation

 The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the 1995 presentation.

 Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

 Foreign Currency Translation

 Asset and liability accounts of foreign subsidiaries and affiliates are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated at average rates. Any unrealized gains or losses arising from the translation are charged or credited to the foreign currency translation adjustments account included in stockholders' equity (deficiency). Foreign currency gains and losses resulting from transactions, except for intercompany debt of a long-term investment nature, are included in other income (expense)-net and amounted to $(382,000), $(27,000) and $22,000, respectively for the years ended December 31, 1993, 1994 and 1995.

 Financial Instruments

 The Company sometimes enters into foreign exchange contracts as hedges against exposure to fluctuations in exchange rates associated with certain transactions denominated in foreign currencies, principally receivables. Market value gains or losses on these contracts are included in the results of operations and generally offset gains or losses on the related transactions. The terms of the Company's forward contracts are generally less than one year. Gains and losses on these contracts are deferred and recognized as adjustments of carrying amounts when the hedged transaction occurs. Deferred gains or losses at December 31, 1995 are not significant.

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

 Revenue

 Revenue from product sales is recognized generally upon passage of title or acceptance at a job site. Revenue from construction services is recognized generally using the percentage-of-completion method which recognizes income ratably over the period during which contract costs are incurred. A provision for loss on construction services in progress is made at the time a loss is determinable.

 Insurance Liabilities

 The Company is self-insured in the U.S. for certain health insurance, worker's compensation, general liability and automotive liability, subject to specific retention levels. Insurance liabilities consist of estimated liabilities incurred but not yet paid.

 Deferred Revenues

 Billings in excess of revenues earned on construction contracts are reflected in other accrued liabilities as deferred revenues. Revenues earned in excess of billings are included in accounts receivable as unbilled receivables.

 Excess of Cost Over Net Assets of Acquired Businesses

 The excess of cost over the net assets of acquired businesses relates to the Company's acquisitions of its Ceco and Star metal buildings businesses. Such costs are being amortized on a straight-line basis over a period of 40 years. The Company periodically reviews the carrying value of its excess of cost over net assets of acquired businesses to determine whether facts and circumstances exist which would indicate that the assets are impaired. No such determination has been made to date.

 Cash and Cash Equivalents

 As used in the consolidated statements of cash flows, cash equivalents represent those short-term investments that can be easily converted into cash and that have original maturities of three months or less.

 Earnings (Loss) per Common Share

 Earnings (loss) per common share is based on the weighted average number of common shares and common share equivalents outstanding during each period. Warrants to purchase common stock, outstanding stock options and restricted stock are included in the earnings (loss) weighted average share computations if the effect is not antidilutive. Earnings (loss) used in the computation, is earnings (loss), less dividends paid or payable on preferred stock. On July 23, 1993, a 1 for 16.5 reverse split (the "Reverse Split") of the Company's common stock became effective. The Reverse Split followed the issuance as of July 14, 1993 of 10,178,842 shares, after giving effect to the Reverse Split, in exchange for $63,734,000 principal amount of the Company's 15.5% Subordinated Debentures due 2000 and 500,000 shares of the Company's Preferred Stock pursuant to an exchange offer (the "Exchange Offer") for such debentures and preferred stock consummated on that date (see Note 9). All common stock share amounts and per share data presented herein are restated to reflect the Reverse Split.


3.   DIVESTITURES

 On November 9, 1993, the Company sold, for no cash consideration, its Building Products subsidiary located in the United Kingdom (the "U.K. Subsidiary"). After completion of the sale of the U.K. Subsidiary, the Company remains contingently liable under a Company letter of credit which had an outstanding value of $1,922,000 at December 31, 1995 and which secures the former subsidiary's banking line; under an equipment lease which had an outstanding balance of approximately $2,065,000 at December 31, 1995; and under certain performance guarantees which arose prior to the sale. On February 26, 1996, the bank exercised its right to draw upon the letter of credit and the Company paid $1,908,000 to the bank. The Company is currently evaluating its alternatives with respect to recovering the letter of credit amount from the former U.K. Subsidiary; however, there is no assurance that the Company's attempts at recovery will be successful.

 On December 27, 1994, the Company sold the business and assets of its remaining U.S. Building Products operation, the Cupples Products Division (the "Cupples Division"), which manufactured curtainwall systems, to a newly formed company owned by a member of the Company's Board of Directors, for $800,000 cash and the assumption of certain liabilities by the purchaser. Pursuant to the terms of the sale agreement, the Company transferred certain contingent future rights to receive up to $900,000 of the proceeds, if any, relating to a curtainwall project which was in progress (see Note 15).

 During the third quarter of 1994, the Company decided to sell or dispose of its remaining European Building Products operations (the "European Operations"). The Company sold its subsidiaries located in Holland and Spain in 1995. After the above sales, the Company has one remaining operating subsidiary located in Europe (the "Norway Subsidiary") the sale of which is currently being negotiated.

 On March 3, 1995, the Company sold the business and assets of its Concrete Construction business (the "Concrete Construction Group") to Ceco Concrete Construction Corp., ("Ceco Concrete"), a newly formed company owned by an entity controlled by the Company's Chief Executive Officer. The consideration consisted of $11,500,000 of cash, adjusted to reflect an as of sale date of October 1, 1994, a $3,000,000 interest bearing promissory note payable in three equal annual installments, with interest at 7% (the "Concrete Note"), and the assumption of certain liabilities by the purchaser. Upon the closing of the sale, the Company received $8,000,000 of cash, after adjustments. For purposes of the December 31, 1994 Consolidated Balance Sheet, the assets and liabilities of the Concrete Construction Group were netted and classified as assets held for sale - current.

 During the fourth quarter of 1995, the Company decided to divest of its remaining Building Products operations which are located in Australia, Northeast Asia and Southeast Asia (the "Asia/Pacific Building Products Operations") and in Canada (the "Canadian Building Products Operations"). In connection therewith, during the fourth quarter of 1995, the Company recorded a charge of $19,455,000, which included the write-off of $5,925,000 of foreign currency translation adjustment, to reduce the carrying value of the operations to their estimated net realizable value.

 The decision to divest the Asia/Pacific and the Canadian Building
Products Operations, along with the sale of the Norway Subsidiary, represents the Company's complete exit from the Building Products business. For accounting purposes, the Concrete Construction Group and the Building Products Group were each considered a separate business segment. Accordingly, the Company's Consolidated Statements of Operations are reclassified to reflect these businesses as discontinued operations. For purposes of the December 31, 1995 Consolidated Balance Sheet, the assets and liabilities of the Asia/Pacific and Canadian Building Products Operations are netted and classified as assets held for sale - current. The components of net assets held for sale - current are as follows:


                                              December 31
                                                1995
                                              -----------
                                              (Thousands)

     Accounts and notes receivable, net . . . $ 15,439
     Inventories. . . . . . . . . . . . . . .    6,446
     Property, net. . . . . . . . . . . . . .    1,924
     Prepaid pensions . . . . . . . . . . . .    5,527
     Other assets . . . . . . . . . . . . . .    2,784
     Loans payable and debt . . . . . . . . .   (1,544)
     Accounts payable . . . . . . . . . . . .   (4,767)
     Other liabilities. . . . . . . . . . . .   (8,279)
     Provisions to reduce net assets to estimated
       net realizable value . . . . . . . . .  (13,530)
                                              --------
                                              $  4,000
                                              ========

 During 1988, the Company adopted a formal plan to discontinue its fixed-price custom curtainwall operations. During 1989, the existing contracts related to the discontinued operation were substantially physically completed; however, several of the contracts have been the subject of various disputes and litigation relating to performance, scope of work and other contract issues. The charges recorded in 1993 and 1994 relate to costs incurred to provide for the settlement of contract disputes, litigation and rectification costs. Such provisions are made when it is probable that a loss has been incurred and the amount of the loss can be estimated.

 The following table summarizes the revenues and income/(losses) of the Company's businesses which have been accounted for as discontinued operations. Income (loss) from discontinued operations are net of tax expense/(benefit) of $9,000, $256,000 and $(400,000) during 1993, 1994 and 1995, respectively.


                                                      Years Ended December 31
                                                      -------------------------------
                                       1993     1994     1995
                                       ----     ----     ----
                                                      (Thousands)
Revenues
   Building Products Group. . . . .  $ 97,319 $ 60,186 $ 48,431
   Concrete Construction Group. . .    64,249   69,686   11,088
                                     -------- -------- --------
       Total. . . . . . . . . . . .  $161,568 $129,872 $ 59,519
                                     ======== ======== ========
Discontinued operations
   Income (loss) from discontinued
     operations
       Building Products Group. . .  $(4,952)$ (7,382)$   (388)
       Concrete Construction Group.    4,632    5,189      505
       Fixed price custom curtainwall. . . .   (2,500)  (8,000)      -
                                     ------- -------- --------
            Total . . . . . . . . .  $(2,820)$(10,193)$    117
                                     ======= ======== ========
Gain (loss) on sale/disposal of business
  segment
   Building Products Group. . . . .  $(9,700)$(11,400)$(19,455)
   Concrete Construction Group. . .      -        -      3,450
                                     ------- -------- --------
       Total. . . . . . . . . . . .  $(9,700)$(11,400)$(16,005)
                                     ======= ======== ========


4. RESTRUCTURING ACTIONS

   In connection with its restructuring initiatives, the Company recorded restructuring charges of $2,075,000 in 1994. The 1994 restructuring charges relate primarily to the downsizing of operations and the termination of approximately thirty-six employees, substantially all of whom had been terminated as of December 31, 1994.

   The amounts accrued and charged against the restructuring liabilities during each of the years ended December 31, 1994 and 1995 are as follows:


                                                    Reclassi-
                              1995                   fication of
                              Balance         Provision         Businesses  Balance
                              Dec. 31  and        1995          Sold/Held   Dec. 31
                      1994         Adjustments  Charges          For Sale     1995
                              -------        ------------------          -----------  -------
                                              (Thousands)
Employee terminations . . .    $2,404          $ (511)  $(1,251)  $ (93)     $  549
Other. . . . . . . .    198     600      (541)    734       991
                     ------  ------   -------   -----    ------
                     $2,602  $   89   $(1,792)  $ 641    $1,540
                     ======  ======   =======   =====    ======



                                              Reclassi-
                              1994                   fication of
                              Balance         Provision         Businesses  Balance
                              Dec. 31  and        1994          Sold/Held   Dec. 31
                      1993         Adjustments  Charges          For Sale     1994
                              -------        ------------------          -----------  -------
                                              (Thousands)
Employee terminations . . .    $3,351          $3,498   $(3,811)  $(634)     $2,404
Other. . . . . . . .  1,882     (78)   (1,497)   (109)      198
                     ------  ------   -------   -----    ------
                     $5,233  $3,420   $(5,308)  $(743)   $2,602
                     ======  ======   =======   =====    ======



5. CASH AND RELATED MATTERS

   Cash and cash equivalents consisted of the following:



                                                     December 31
                                                     ------------------
                                                1994      1995
                                                ----      ----
                                                     (Thousands)
   Cash . . . . . . . . . . . . . . . . . . . $ 4,984  $    241
   Time deposits. . . . . . . . . . . . . . .   2,906     9,427
                                              -------   -------
       Total. . . . . . . . . . . . . . . . . $ 7,890   $ 9,668
                                              =======   =======


   On January 20, 1995, the Company entered into a settlement with respect to certain unresolved items pertaining to the sale of certain businesses. Under the terms of the settlement agreement, the Company received $1,668,000 of previously restricted cash and paid $375,000 to settle certain legal claims.


6. ACCOUNTS RECEIVABLE

   The Company grants credit to its customers, substantially all of which are involved in the construction industry. At December 31, 1994 and 1995, the Company's accounts receivable due from customers located outside of the United States totaled $16,019,000 and $4,018,000, respectively. Accounts receivable included unbilled retainages of $654,000 and $465,000, respectively, at December 31, 1994 and 1995. There were no retainages due beyond one year at December 31, 1995.


7. INVENTORIES

   Inventories consisted of the following:



                                                     December 31
                                                     ------------------
                                                1994      1995
                                                ----      ----
                                                     (Thousands)
   Work in process. . . . . . . . . . . . . .           $ 6,211   $ 4,880
   Materials and supplies . . . . . . . . . .  11,614     8,608
                                              -------   -------
       Total. . . . . . . . . . . . . . . . . $17,825   $13,488
                                              =======   =======


   At December 31, 1994 and 1995, approximately 85% and 100%, respectively, of inventories were valued on the LIFO method. The LIFO value for those inventories approximated their FIFO value at December 31, 1994 and 1995.


8. OTHER ACCRUED LIABILITIES

   Other accrued liabilities consisted of the following:


                                                           December 31
                                                       ------------------
                                                1994      1995
                                                ----      ----
                                                           (Thousands)

   Payroll and related benefits . . . . . . . $11,778   $10,378
   Warranty and backcharge reserves . . . . .   3,367     3,854
   Deferred revenues. . . . . . . . . . . . .   1,778     1,450
   Reserves for restructuring . . . . . . . .   2,460       753
   Accrued interest . . . . . . . . . . . . .   1,804     2,821
   Other. . . . . . . . . . . . . . . . . . .  11,615     8,825
                                              -------   -------
       Total. . . . . . . . . . . . . . . . . $32,802   $28,081
                                              =======   =======


9. DEBT

   Long-term debt consisted of the following:


                                                           December 31
                                                       ------------------
                                                1994      1995
                                                ----      ----
                                                           (Thousands)
   Foothill Term Loan Note. . . . . . . . . . $ 5,000   $ 5,000
   12% Senior Subordinated Notes due November 1999:
          Face amount . . . . . . . . . . . .            21,260    22,535
          Capitalized future interest payments . . .     13,444    10,817
   15.5% Discount Subordinated Debentures due
     November 2000. . . . . . . . . . . . . .   4,845     4,882
   Debt of foreign subsidiaries with interest from
     6.4% to 11% due 1995 to 1998 . . . . . .     358      -
                                              -------   -------
       Total. . . . . . . . . . . . . . . . .  44,907    43,234
       Less current portion of principal. . .     134      -
       Less current portion of capitalized interest
         payable. . . . . . . . . . . . . . .   1,352     2,704
                                              -------   -------
       Long-term debt . . . . . . . . . . . . $43,421   $40,530
                                              =======   =======


   The aggregate maturities of long-term debt, including future cash interest payments on capitalized interest, at December 31, 1995 were as follows:


                                              (Thousands)
       1996 . . . . . . . . . . . . . . . . . $ 2,704
       1997 . . . . . . . . . . . . . . . . .   2,704
       1998 . . . . . . . . . . . . . . . . .   2,704
       1999 . . . . . . . . . . . . . . . . .  30,240
       2000 . . . . . . . . . . . . . . . . .   5,196
                                              -------
         Total maturities of long-term debt .  43,548
                                              -------
         Less unamortized discount on 15.5%
           Discount Subordinated Debentures .     314
                                              -------
         Total carrying value of long-term debt. . .    $43,234
                                              =======



       In connection with the Exchange Offer, all future interest payments on the Company's 12% Senior Subordinated Notes were capitalized. For purposes of determining the debt maturities of the 12% Senior Subordinated Notes, capitalized future interest payments are considered maturities of long-term debt when currently due.

   On April 12, 1993, the Company entered into a credit agreement with Foothill Capital Corporation ("Foothill"). Under the terms of the credit agreement, Foothill agreed to provide the Company with a term loan and a revolving line of credit of up to a maximum amount of $35,000,000. On May 18, 1994, the Company entered into an amendment to its existing agreement with Foothill (such amended agreement being hereinafter referred to as the "Credit Facility"), which under its terms, amended the Company's existing credit facility by increasing the Company's maximum availability under the facility by $10,000,000 to $45,000,000, incorporated certain receivables, inventory and property, plant and equipment of the Company's Canadian Building Products Operations and Canadian Metal Buildings business into the definition of the Borrowing Base, and extended the term of the Credit Facility to May 18, 1999.

   The Credit Facility requires that the Company borrow $5,000,000 under a term loan and provides for issuances of commercial or standby letters of credit or guarantees of payment with respect to such letters of credit in an aggregate amount not to exceed $32,000,000 and/or additional borrowings, based upon availability under the Borrowing Base. The $5,000,000 term loan is evidenced by a term loan note (the "Term Loan Note") that bears interest which is payable monthly at a rate equal to twenty-four percentage points above the reference rate (the reference rate is equivalent to the prime rate at designated institutions) on 50% of the Term Loan Note and at a rate of 3% above the reference rate on the remaining 50% of the Term Loan Note. The Credit Facility requires that the Company pay a monthly fee equal to 2.5% per annum of the average letters of credit and letter of credit guarantees outstanding, and a fee equal to .5% per annum of 61.11% of the average unused line of credit. All other obligations under the Credit Facility bear interest at the higher of three percent above the reference rate or nine percent per annum. The Credit Facility also provides for the payment of penalties, depending on the year, in the event the Credit Facility is terminated by the Company, prior to the end of the term.

   Availability under the Credit Facility is based on a percentage of eligible (as defined in the Credit Facility and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $166,667 per month and is subject to reduction in the case of sales of certain property, plant and equipment, plus the amount provided by the Company as cash collateral, if any (each together the "Borrowing Base"). At December 31, 1995, the Borrowing Base was estimated to be $33,695,000, which included $1,625,000 of collateral related to the Canadian Building Products Operation which is pending sale/disposition, and was used to support the $5,000,000 Term Loan Note and $25,475,000 of outstanding letters of credit which are primarily used to support insurance programs, bonding programs, certain foreign credit facilities and other financial guarantees. The Company had unused availability under the Credit Facility of $3,219,000 at December 31, 1995.

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

   Upon entering into the original credit agreement with Foothill, the Company was required to pay a $350,000 commitment fee, and to deliver a facility note in an amount equal to $4,000,000 (the "Facility Note"). The Facility Note, plus accrued interest, which combined were $4,123,000, were paid in full on November 30, 1993 in a noncash transaction through the issuance of 1,374,292 shares of the Company's common stock to Foothill. At December 31, 1995, the Company has recorded $3,237,000 of capitalized debt issuance costs related to the Credit Facility which is being amortized as interest expense over the term of the facility.

   At December 31, 1995, the Company's Asia/Pacific Building Products Operations had outstanding short-term bank borrowings of $1,115,000, outstanding long-term debt of $428,000, including the current portion, and outstanding performance bonds and other guarantees amounting to $2,995,000, which were supported by the local entities' assets and a $2,000,000 letter of credit issued under the Credit Facility. The Company had no other short-term borrowings during 1995.

   At December 31, 1995, the Company had outstanding performance and financial bonds of $26,404,000, which generally provide a guarantee as to the Company's performance under contracts and other commitments and are collateralized in part by letters of credit which are issued under the Credit Facility. The outstanding bond amounts above include approximately $20,419,000 of performance bonding related to businesses which were previously sold or are pending disposition (see Note 3).

   On July 14, 1993, the Company consummated its Exchange Offer. Under the terms of the Exchange Offer, the 15.5% Subordinated Debenture holders other than Sage RHH (see Note 15) who tendered their bonds each received $407.57 in principal amount of the Company's 12% Senior Subordinated Notes due 1999, plus
111.4 shares of the Company's common stock for each $1,000 aggregate principal amount of 15.5% Subordinated Debentures. Sage RHH, an investor which controlled approximately 29% of the 15.5% Subordinated Debentures and 33.8% of the Company's common stock at the time of the Exchange Offer received approximately 260.4 shares of the Company's common stock for each $1,000 aggregate principal amount of 15.5% Subordinated Debentures tendered. The Company's Preferred Stock holder received 54.8 shares of common stock for each 200 shares of Preferred Stock plus accrued but unpaid dividends, which in the aggregate totaled $281,250 for all of the Preferred Stock. Pursuant to the Exchange Offer, $63,734,000 principal amount of 15.5% Subordinated Debentures plus accrued but unpaid interest of $17,128,000 were exchanged for an aggregate of $17,850,000 principal amount of the Company's 12% Senior Subordinated Notes and 10,041,812 shares of the Company's common stock, and all 500,000 outstanding shares of the Preferred Stock were exchanged for an aggregate of 137,030 shares of the Company's common stock.

   Interest on the 12% Senior Subordinated Notes is payable semi-annually on May 31 and November 30 of each year. Interest accruing on the 12% Senior Subordinated Notes through and including May 31, 1995 was payable, at the Company's option, in cash or additional 12% Senior Subordinated Notes and after May 31, 1995 is payable in cash. The Company elected to pay all interest which was due on the 12% Senior Subordinated Notes through and including the May 31, 1995 payment in additional notes. The 12% Senior Subordinated Notes will mature November 30, 1999, and are redeemable at the Company's option, at any time in whole or from time to time in part, at the principal amount thereof plus accrued interest to the redemption date. Indebtedness under the 12% Senior Subordinated Notes is senior to the Company's 15.5% Subordinated Debentures, and subordinate to the extent provided in the indenture to all indebtedness under the Credit Facility and any other indebtedness which by its terms provides that it shall be senior to the 12% Senior Subordinated Notes.

   During the third quarter of 1993, the Company recorded an extraordinary gain of $5,367,000 from the exchange of the 15.5% Subordinated Debentures. In accordance with SFAS No. 15, all future interest payments which are due on the 12% Senior Subordinated Notes are recorded as part of long-term debt, and, as a result, the Company has deferred the related economic gain and does not record any interest expense related to the 12% Senior Subordinated Notes in its Consolidated Statement of Operations. On a proforma basis, assuming that the Exchange Offer occurred at the beginning of the period, interest expense for the year ended December 31, 1993 would have been reduced by $6,491,000.


10.    RENTAL AND LEASE INFORMATION

   The Company leases certain facilities and equipment under operating leases. Total rental expense charged to the Consolidated Statements of Operations for continuing operations on operating leases was $1,484,000, $1,604,000 and $1,708,000 for 1993, 1994 and 1995, respectively.

   Future minimum rental commitments under operating leases at December 31, 1995 are as follows:



                                               (Thousands)
   1996 . . . . . . . . . . . . . . . . . . .  $1,664
   1997 . . . . . . . . . . . . . . . . . . .   1,444
   1998 . . . . . . . . . . . . . . . . . . .   1,083
   1999 . . . . . . . . . . . . . . . . . . .     175
   2000 . . . . . . . . . . . . . . . . . . .      25
                                               ------
       Total  . . . . . . . . . . . . . . . .  $4,391
                                               ======


   The above amounts do not include rental commitments of the Asia/Pacific Building Products Operations, the Canadian Buildings Products Operations, or rents payable under escalation clauses as the escalation amounts are not determinable.



11.    FINANCIAL INSTRUMENTS

   The Company enters into various types of financial instruments in the normal course of business. The estimated fair value of amounts are determined based on available market information and, in certain cases, on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. Fair values for cash and cash equivalents, restricted cash, and loans payable approximate their carrying value at December 31, 1995 due to the relatively short maturity of these financial instruments. The fair value of long-term debt, including the current portion of long-term debt at December 31, 1995, was estimated to be $31,050,000 compared to their carrying value of $43,234,000.


12.    TAXES ON INCOME



                                                        Year Ended December 31
                                                        ---------------------------------
                                        1993      1994   1995
                                        ----      ----   ----
                                                        (Thousands)
   Income (loss) from continuing
     operations before provision for
     taxes on income:
       Domestic . . . . . . . . . . .$(12,866) $ (1,008)$ 11,184
       Foreign. . . . . . . . . . . .     283       841   1,163
                                     --------  -------- --------
         Total. . . . . . . . . . . .$(12,583) $   (167)$ 12,347
                                     ========  ======== ========


   A reconciliation between taxes computed at the U.S. statutory federal income tax rate and the provision for taxes on income from continuing operations reported in the Consolidated Statements of Operations follows:



                                                        Year Ended December 31
                                                        ---------------------------------
                                        1993      1994   1995
                                        ----      ----   ----
                                                        (Thousands)
   Tax provision (credit) at U.S.
    statutory rate. . . . . . . . . . $(4,404)  $   (58)$ 4,321
   Operating losses that could not be
    offset against taxable income . .   4,186       -      -
   Differences between foreign and
     domestic tax rates . . . . . . .       8        25     35
   Net operating loss benefit . . . .    (108)     (320)  (442)
   Benefit attributable to reversal of
     net temporary differences. . . .     -          (7)(4,272)
   Other non-deductible expenses. . .     318       360    358
                                      -------   ------- -------
   Provision for taxes on income. . . $   -     $   -   $   -
                                      =======   ======= =======



   The following is a summary of the significant components of the Company's net deferred tax liability at December 31, 1994 and 1995:



                                              1994      1995
                                              ----      ----
                                                           (Thousands)
     Deferred tax assets:
       Insurance liabilities . . . . . . . .          $  8,196    $  6,645
       Interest on 12% Senior Subordinated Notes . .     5,372       3,786
       Pension liabilities . . . . . . . . .   1,221     1,964
       Warranties, backcharges and job loss
        provisions . . . . . . . . . . . . .   3,489     2,861
       Other expenses not currently deductible . . .    16,619      13,671
       Operating loss carryforwards. . . . .  16,494    13,565
       Limited operating loss carryforwards.   1,225     1,225
       Unrealized loss on sale/disposal of
        businesses . . . . . . . . . . . . .   2,114     7,330
                                                      --------    --------
          Total tax assets . . . . . . . . .  54,730                51,047
                                                      --------    --------
     Deferred tax liabilities:
       Accelerated depreciation. . . . . . .  (6,457)   (3,465)
       Other items . . . . . . . . . . . . .  (3,128)   (2,819)
                                                      --------    --------
          Total tax liabilities. . . . . . .  (9,585)   (6,284)
                                                      --------    --------
          Deferred tax asset valuation allowance . .   (46,045)    (45,213)
                                                      --------    --------
          Net deferred tax liability . . . .          $   (900)   $   (450)
                                                      ========    ========

     During 1995, the valuation allowance decreased by $832,000. Due to the Company's recent history of cumulative operating losses and the cyclical nature of the Company's business, management believes that a full valuation allowance is required in all tax jurisdictions. Included in the unlimited loss carryforwards are deferred tax assets of $3,600,000 and $3,900,000 related to the Canadian operations net operating loss carryforwards for 1994 and 1995, respectively.

     At December 31, 1995, the Company had U.S. net operating loss carryforwards of $33,375,000 for tax reporting purposes which are available to offset future income without limitation. The U.S. net operating loss carryforwards are available for utilization until expiration in the years 2008 through 2010. In addition, the Company has U.S. tax net operating loss carryforwards of $140,249,000, as well as a general business credit carryforward of $1,000,000, that existed as of the date of the Exchange Offer, which use is limited due to a "Change in Ownership," as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize such carryforwards and credits is restricted to an aggregate potential availability of $3,500,000, with an annual limitation of approximately $250,000 through the year 2008. Additionally, these carryforwards can be used to offset income generated by the sale of certain assets to the extent that the gain existed at the time of the Exchange Offer. This amount and the Company's unlimited, U.S. net operating loss carryforwards could be further limited should another "Change in Ownership" occur.

     Additionally, at December 31, 1995, the Company had net operating loss carryforwards at its Canadian subsidiary of approximately $11,204,000 which expire in the years 1998 through 2000 and net operating loss carryforwards at its Asia/Pacific Building Products Operations of $4,767,000. In connection with the planned disposition of the Asia/Pacific Building Products Operations, the net operating loss carryforwards will be lost and, depending on the form of the disposition of the Canadian Building Products Operation, the Canadian net loss carryforwards may be lost. Undistributed earnings of the Canadian operations at December 31, 1995, amounted to approximately $43,000. No provision for income taxes has been made because the Company intends to invest such earnings permanently. If the Company were to repatriate all undistributed earnings, withholding taxes assessed in the local country would not be material to the Consolidated Financial Statements at December 31, 1995.


13.  CONTINGENT LIABILITIES AND COMMITMENTS

     On March 3, 1995, the Company and its surety, Federal Insurance Company ("Federal"), entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from certain claims pending in connection with one of the Company's former Fixed Price Custom Curtainwall projects. Under the terms of the Federal Agreement, Federal assumed control of the litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3,000,000 interest bearing promissory note received from the Company's sale of the Construction Group, and agreed to pay Federal $1,000,000 per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser delivered a financial guarantee insurance policy securing payment of the Concrete Note. The Federal Agreement provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 34% of the outstanding common stock and the current Chief Executive Officer and Vice Chairman of the Company, who currently controls approximately 27% of the outstanding common stock and (ii) either or both must continue as chief executive officer and/or chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $6,000,000 at December 31, 1995.

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

     The Company continues to be liable for significant trailing liabilities which were associated with sold or discontinued businesses (see Note 3) prior to the sale or disposition dates including, in certain instances, liabilities arising from Company self-insurance programs, unfunded pension liabilities, warranty and rectification claims, various severance obligations, environmental clean-up matters, various Company guarantees with respect to such businesses, and unresolved litigation arising in the normal course of the former business activities. The management of the Company has made estimates as to the amount and timing of the payment of such liabilities which are reflected in the accompanying consolidated financial statements. Given the subjective nature of many of these liabilities, their ultimate outcome cannot be predicted with certainty. Based upon currently available information, management does not expect that the ultimate outcome of such matters will be materially different than what is currently recorded in the accompanying consolidated financial statements.

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


14.  INCENTIVE PLANS, WARRANTS

     Long-Term Incentive Plan

     The Company's 1991 Long-Term Incentive Plan, (the "Long Term Incentive Plan"), as amended and restated in 1993, provides for the grant of both cash-based and stock-based awards to eligible employees of, and persons or entities providing services to the Company and its subsidiaries and provides for one-time, automatic stock awards to non-employee members of the Board of Directors. Under the Long-Term Incentive Plan, the Company may provide awards in the form of stock options, stock appreciation rights, restricted shares, performance awards, and other stock based awards. Currently up to 1,400,000 shares of common stock are issuable under the Long-Term Incentive Plan, subject to appropriate adjustment in certain events. Shares issued pursuant to the Long-Term Incentive Plan may be authorized and unissued shares, or shares held in treasury. Awards may be granted under the Long-Term Incentive Plan through March 19, 2001, unless the plan is terminated earlier by action of the Board of Directors. At December 31, 1995, there were 978,000 shares under the Long-Term Incentive Plan which were available for grant.

     On December 22, 1993, the Company granted awards (the "1993 Awards") of 564,000 restricted shares of the Company's common stock to certain executive officers and key employees. The awards are designed to incentivize management in a manner which would enhance shareholder value by tying vesting provisions to achievement of performance targets representing increases in the average market value of the Company's common stock. The accelerated vesting provisions include comparison of future share prices to a pre-determined base price (each measured on a 60-day average basis), cumulative market value appreciation targets over a three year period, and a requirement of continued employment with the Company except in certain specific circumstances. The base price for the 1993 Awards was $3.41 per share. The 1993 Awards also provide that if performance targets are not achieved by August 10, 1996, all unvested shares not forfeited will vest automatically on August 10, 2003, provided the holder is still an employee of the Company as defined in the plan. The 1993 Awards provide for immediate vesting if a change in the control of the Company occurs, as defined.

     During 1994, 203,000 restricted shares from the 1993 Awards were forfeited as a result of employee terminations and 140,000 restricted shares of the 1993 Awards were vested pursuant to the provisions of an employment agreement between the Company and a former president.

     During 1995, 140,000 restricted shares were issued to the Company's President and Chief Operating Officer, for which one-third of the shares vested on the date of the grant, the second one-third vested on November 1, 1995, and the remaining one-third vests on November 1, 1996. Also during 1995, 2,052 shares were issued to a director and 88,000 restricted shares from the 1993 Awards were forfeited as a result of employee terminations. At December 31, 1995, 180,000 unvested restricted shares were outstanding.

     The fair market value of the restricted shares, based on the market price at the date of the grant, is recorded as deferred compensation, as a component of stockholders' equity, and deferred compensation expense is amortized over the period benefited.

     Warrants

     In connection with the merger of H.H. Robertson and Ceco Industries, Inc. on November 8, 1990, the Company assumed 1,470,000 of outstanding warrants of Ceco Industries. Each warrant, which is exercisable on or before December 9, 1996, provides for the right to purchase one stock unit at a price of $6.02 per unit, a unit being a fraction (as determined under the warrants) of a share. The warrants currently provide the holders with the right to acquire an aggregate of 90,249 shares of the Company's common stock at an exercise price of $98.11 per share. The Company has reserved 90,249 shares of its common stock for issuance upon exercise of the warrants. These warrants are reflected in the accompanying Consolidated Balance Sheets at their fair value at the date of merger.


15.  RELATED PARTY TRANSACTIONS

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

     On November 18, 1992, the Company elected the President of Sage Capital as the Company's President and Chief Executive Officer and as a Director, and elected the Managing Director of Sage Capital as a Director of the Company. On December 30, 1992, Sage Capital transferred its shares of common stock and the 15.5% Subordinated Debentures to Sage RHH, a partnership, with Sage Capital retaining an 80% ownership in Sage RHH. As described in Note 9, Sage RHH tendered all of its 15.5% Subordinated Debentures in connection with the Exchange Offer.

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

     On August 1, 1994, the Company and Robertson Espanola entered into a subcontract agreement with RC Holdings (the "RC Subcontract"). Pursuant to the RC Subcontract, the Company and Robertson Espanola have undertaken to acquire and supply certain materials for, and to coordinate the installation of, the curtainwall system related to the above-mentioned Puerto de Europa project. The Company and Robertson Espanola will be paid for certain costs and expenses associated with the performance of the RC Subcontract. During 1994, the Company, including Robertson Espanola, charged RC Holdings for costs and services performed pursuant to the RC Subcontract. Such amounts were not significant. During the period January 1, 1995 through July 31, 1995 (the date at which Robertson Espanola was sold to an unrelated third party), Robertson Espanola charged RC Holdings $413,000 for cost and services provided pursuant to the RC Subcontract.

     On December 27, 1994, the Company sold the business and assets
(including up to $900,000 of the Company's share of the excess proceeds from the above-mentioned Puerto de Europa project, if any, received by the Company pursuant to the RC Agreement) of its remaining U.S. Building Products operation, the Cupples Division, to Cupples Products, Inc. ("CPI"), a newly-formed entity owned by a member of the Company's Board of Directors, for $800,000 and the assumption of certain liabilities by the purchaser. The transaction and the consideration therefore were negotiated with the purchaser under the direction of a special committee of disinterested directors appointed by the Board of Directors. The sale agreement provides that CPI will provide certain services to the Company for certain fees, on an as-needed basis, to assist in the resolution of certain legal proceedings and warranty and rectification claims which arose prior to the sale date. Accordingly, the Company anticipates that certain business relationships between the Company and CPI will continue in the future. During 1995, the Company received $500,000 from RC Holdings of the excess proceeds from the Puerto de Europa project, which was in turn paid to CPI, net of $420,000 for amounts owed by CPI to the Company (which amounts primarily related to payroll, payroll taxes and sale date cutoff related items).

     On March 3, 1995, the Company sold the business and assets of its Concrete Construction Group to Ceco Concrete Construction Corp. ("Ceco Concrete"), a newly-formed entity controlled by the Company's Chief Executive Officer. The consideration consisted of $11,500,000 of cash, adjusted to reflect an as of sale date of October 1, 1994, a $3,000,000 interest bearing promissory note payable in three equal annual installments, with interest at 7%, and the assumption of certain liabilities by the purchaser. Upon the closing of the sale, the Company received $8,000,000 of cash, after adjustments. Additionally, an affiliate of the purchaser entered into an indemnity agreement with the Company's surety with respect to the Concrete Construction Group performance bonds which were outstanding at the date of the sale. The transaction and the consideration therefore were negotiated under the direction of a special committee of disinterested directors appointed by the Board of Directors of the Company, who engaged the services of an independent investment banker and were represented by an independent law firm.

     During 1994, the Company agreed to pay $222,000 to a company affiliated with the Company's Chief Executive Officer for the services of an individual who served as President of the Company's Metal Buildings Group during the period from February 1994 through November 3, 1994 and as President and Chief Operating Officer of the Company from November 3, 1994 through December 31, 1995. The Company also agreed to pay to another affiliated company of the Company's Chief Executive Officer $260,000 and $274,000, during 1994 and 1995, respectively, for manufacturing and certain other consulting services. Pursuant to a consulting agreement with Sage Capital, the Company paid $517,000 and $200,000, respectively, in 1993 and 1994, for financial and operational restructuring services. In connection with the sale of the Cupples Division, the consulting agreement with Sage Capital was terminated.

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


16.  RETIREMENT BENEFITS

     Historically, the Company has provided retiree benefits to substantially all of its U.S. and certain of its foreign employees under various defined benefit pension plans. In connection with the Company's restructuring initiatives, the Company amended its U.S. defined benefit pension plan, effective January 1, 1995, so that active salary employees will cease to accrue future benefits after that date. Additionally, effective April 1, 1996, the plan was further amended so that certain U.S. active hourly employees who are not part of a collective bargaining agreement will cease to accrue future plan benefits. As a result of the plan amendments pertaining to the salary and hourly employees discussed above, the Company recorded curtailment losses of $465,000 in 1994 and $300,000 in 1995, respectively.

     Benefits which are provided under the Company's defined benefit pension plans are primarily based on years of service and the employee's compensation. Plan assets relative to the Company's defined benefit plans are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds and fixed income and equity securities.

     On January 13, 1995, the Company filed an Application for Waiver of Minimum Funding Standard (the "Waiver Application") with the Internal Revenue Service (the "IRS") for two of its U.S. defined benefit pension plans for the plan years 1994 and 1995. In December of 1995, prior to receiving any notification from the IRS as to the outcome of the Company's Waiver Application, the Company made contributions totalling $9,610,000 to the two plans, thereby satisfying all past due contributions. Currently, the Company's funding policy is to make quarterly and annual installments to its defined benefit plans, as required by minimum funding standards determined in accordance with the Internal Revenue Code.


     Defined Benefit Pension Plans

     Net pension cost consisted of the following:



                                                     Year Ended December 31
                                                     -------------------------------
                                     1993      1994      1995
                                     ----      ----      ----
                                                      (Thousands)
Service cost-benefits earned during the
  year   . . . . . . . . . . . . . .$   926  $   699   $   241
Curtailment loss and special termination
  benefits from sale of the Cupples
  Division and termination of future
  benefit accruals for salaried and
  hourly employees . . . . . . . . .    -        738       300
Interest cost on projected benefit
  obligation . . . . . . . . . . . .  5,222    4,305     4,195
Actual return on assets. . . . . . . (5,536)     463    (8,622)
Net amortization and deferral. . . .           1,355    (3,642)      5,700
                                    -------  -------   -------
Net pension cost . . . . . . . . . .$ 1,967            $ 2,563     $ 1,814
                                    =======  =======   =======


     The above net pension cost includes the pension expense related to certain of the Company's former employees of the Cupples Division and Concrete Construction Group, which are recorded as discontinued operations (see Note
3). The amount of net pension expense which was allocated to the Cupples Division and Concrete Construction Group for the years ended 1993, 1994 and 1995 was $384,000, $365,000, and $70,000, respectively.

     The following table sets forth the aggregate funded status of the Company's defined benefit pension plans:



                                                     December 31
                                                     -----------------------
                                              1994      1995
                                              ----      ----
                                                     (Thousands)

Actuarial present value of benefit obligation:
   Vested benefit obligation. . . . . . . . .         $ 52,440  $ 56,312
   Non-vested benefit obligation. . . . . . .  3,027       893
                                                      --------  --------
   Accumulated benefit obligation . . . . . . 55,467    57,205
   Excess of projected benefit obligation over
     accumulated benefit obligation . . . . .   -         -
                                                      --------  --------
Projected benefit obligation. . . . . . . . . 55,467    57,205
Plan assets at fair value . . . . . . . . . . 35,630    48,653
                                                      --------  --------
Projected benefit obligation in excess of plan
 assets   . . . . . . . . . . . . . . . . . .(19,837)   (8,552)
Unrecognized net loss . . . . . . . . . . . .  8,296     5,195
Remaining unrecognized net transition obligation . .       253       121
Adjustment required to recognize minimum liability .    (8,549)   (5,316)
                                                      --------  --------
Net prepaid (accrued) pension cost recognized in the
  Consolidated Balance Sheets . . . . . . . .         $(19,837) $ (8,552)
                                                      ========  ========


     Actuarial assumptions used for the Company's defined benefit plans were as follows:



                                                      Years Ended December 31
                                                      -------------------------------
                                       1993     1994     1995
                                       ----     ----     ----
   Assumed discount rate. . . . . . .  7.25%    8.25%    7.25%
   Assumed rate of compensation increase . .     5.0      5.0  -
   Expected rate of return on plan
    assets. . . . . . . . . . . . . .   9.0      9.0      9.0



   Additionally, certain U.S. salary employees and, beginning April 1, 1996, certain hourly employees who are not part of a collective bargaining agreement are covered by a defined contribution plan which provides for contributions based primarily on compensation levels. The Company funds its contributions to the defined contribution plan as accrued. Plan assets of defined contribution plans are invested in bank funds. Expense related to the Company's defined contribution plans included the following amounts:



                                                      Years Ended December 31
                                                      -------------------------------
                                      1993      1994     1995
                                      ----      ----     ----
                                                      (Thousands)
   U.S. defined contribution plan . .$  604    $  608   $  655
                                     ======    ======   ======




17.    POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

   The Company sponsors postretirement medical and life insurance plans that cover a closed group of certain eligible retirees and dependents of eligible retirees. None of the plans are funded, nor do they have any plan assets.

   The following table sets forth the funded status reconciled with the amount recognized in the Company's Consolidated Balance Sheets.


                                                          December 31,
                                                     ----------------------
                                              1994      1995
                                                      -------     --------
                                                          (Thousands)
Accumulated Postretirement Benefit Obligation
 ("APBO"):
   Retired employees . . . . . . . . . . . .          $(18,891)   $ (3,116)
                                                      ========    ========

   Unfunded accumulated benefit obligation in
     excess of plan assets . . . . . . . . .          $(18,891)   $ (3,116)
   Unrecognized net (gain)/loss. . . . . . .    (117)   (4,565)
   Unrecognized transition obligation. . . .  18,465     7,238
                                                      --------    --------
   Accrued postretirement benefit cost recognized
     in the Consolidated Balance Sheets. . .          $   (543)   $   (443)
                                                      ========    ========

   Weighted average discount rate used in determina-
     tion of APBO. . . . . . . . . . . . . .    8.25%     7.25%
                                                      ========    ========


   Net periodic postretirement benefit cost for 1993, 1994 and 1995 included the following components:



                                                       Year Ended December 31,
                                                       ----------------------------
                                        1993     1994   1995
                                                ------  ------     ------
                                                       (Thousands)
   Interest cost . . . . . . . . . . . $1,716   $1,413 $  320
   Net amortization and deferral . . .  1,567    1,542  1,541
                                       ------   ------ ------
   Net periodic postretirement benefit cost. .  $3,283  $2,955     $1,861
                                       ======   ====== ======
   Weighted average discount rate used in
     determination of APBO . . . . . .   8.25%    7.25%  8.25%
                                       ======   ====== ======

   For measurement of the net periodic postretirement benefit cost and the APBO, a 0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year 1995-1996; the rate was assumed to increase to 9.75% for the year 1996-1997, and then to decline uniformly to 5.75% by the year 2001-2002. The rate was assumed to be 5.25% for the year 2002-2003 and to remain at that level thereafter. During 1995, the Company amended its plans to eliminate health care coverage for participants age 65 and over and redesigned existing plans to include, beginning during 1996, various managed care health care programs and increased participant premiums. Decreases in the APBO and in the net periodic postretirement benefit cost from 1994 to 1995 reflect these amendments. Due to the elimination of post-65 health coverage in 1995, the medical trend rate assumption has a limited impact on results. For example, increasing the assumed health care cost trend rate by one percentage point for all future years would increase the accumulated postretirement benefit obligation at December 31, 1995 by $93,000 and the total of the service cost and interest cost components of net period postretirement benefit cost for 1995 by $8,000.

   In the fourth quarter of 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". This statement requires an accrual method of recognizing postemployment benefits. The cumulative effect of adopting SFAS No. 112 was $1,200,000, which principally reflects long-term disability income benefits which arose when the Company's policy was to self-insure such benefits. Prior to the adoption of SFAS No. 112, the Company expensed the net cost of providing these benefits on a pay-as-you-go basis. Amounts recognized in the prior and current years Consolidated Statements of Operations, exclusive of the effect of adopting SFAS No. 112, were not material.


18.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Quarterly financial data is summarized as follows:



                                 First  Second   Third  Fourth
                                 -----  ------   -----  ------
   1995 (a)(b)
   Revenue . . . . . . . . . . .$60,927         $66,418           $ 70,620  $ 67,018
   Cost of sales . . . . . . . . 51,422 54,463   57,098  55,302
   Income (loss) from continuing
     operations. . . . . . . . .  1,178  2,260    4,473   4,436
   Net income (loss) . . . . . .  4,527  1,419    4,754 (14,241)
   Income (loss) per share from
     continuing operations . . .$   .07         $   .14 $   .28   $    .28
   Net income (loss) per common
    share. . . . . . . . . . . .$   .28         $   .09           $    .30  $   (.89)

   1994 (a)(c)
   Revenue . . . . . . . . . . .$50,507         $66,124           $ 67,201  $ 67,752
   Cost of sales . . . . . . . . 45,587 55,794   55,458  57,109
   Income (loss) from continuing
     operations. . . . . . . . . (3,137) 1,183      (29)  1,816
   Net income (loss) . . . . . . (5,511)   918  (15,373) (1,794)
   Income (loss) per share from
     continuing operations . . .$  (.20)        $   .08           $   -     $    .11
   Net income (loss) per common
     share . . . . . . . . . . .$  (.35)        $   .06           $   (.97) $   (.11)



(a) The quarterly financial data presented has been reclassified to reflect the Building Products Group and the Concrete Construction Group as discontinued operations.

(b) During the first quarter of 1995, the Company recorded a gain on sale/disposal of business segment of $3,450,000 which related to the sale of the Concrete Construction Group and, during the fourth quarter of 1995, the Company recorded a $19,455,000 loss on sale/disposal of business segment to write-down the carrying value of the Asia/Pacific and Canadian Building Products Operations to their estimated net realizable values.

(c) During the third and fourth quarters of 1994, the Company recorded losses on sale/disposal of business segment of $9,800,000 and $1,600,000, respectively, to write-down the carrying values of the Cupples Division and the European Operations to their estimated net realizable values.
Additionally, in the third and fourth quarters of 1994, the Company recorded losses from discontinued operations of $6,000,000 and $2,000,000, respectively for the settlement of certain litigation related to the discontinued fixed price custom curtainwall operations. The Company recorded restructuring charges of $2,075,000 in the third quarter of 1994.

Independent Auditors' Report


To the Board of Directors and
Stockholders of Robertson-Ceco Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of Robertson-Ceco Corporation and its subsidiaries (the "Company") at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Boston, Massachusetts
March 21, 1996

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

       None.

                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       --------------------------------------------------

(a) Information concerning the Registrant's directors is incorporated by reference to the section entitled "Election of Directors" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 1996, to be filed pursuant to Regulation 14A.

(b) Information concerning executive officers of the Registrant is set forth in Item 4.1 of Part I page 8 of this Report under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT".


ITEM 11.    EXECUTIVE COMPENSATION
       ----------------------

  Information concerning executive compensation is incorporated by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 1996, to be filed pursuant to Regulation 14A.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       --------------------------------------------------------------

  Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 1996, to be filed pursuant to Regulation 14A.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       ----------------------------------------------

  Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 1996, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
       ----------------------------------------------------------------


                                                          PAGE NO.

The following documents are filed as part of this Report
Report:

(a)1.  Consolidated Financial Statements of Robertson-Ceco
       Corporation.                                          27

       Consolidated Statements of Operations for the three
       years ended December 31, 1995.                        27

       Consolidated Balance Sheets at December 31, 1994 and
       1995.                                                 28

       Consolidated Statements of Cash Flows for the three
       years ended December 31, 1995.                        30

       Consolidated Statements of Stockholders' Equity (Defic-
       iency) for the three years ended December 31, 1995.        31

       Notes to Consolidated Financial Statements, including
       Selected Quarterly Financial Data as required by Item
       302 of Regulation S-K.                                32

       Independent Auditors' Reports.
          Price Waterhouse LLP                               58

(a)2.  Financial Statement Schedules for the Three Years
       Ended December 31, 1995.

       SCHEDULE II - Valuation and Qualifying Accounts
       All other schedules are omitted because they are not
         applicable or not required.                         64

       Report of Independent Accountants on Financial Schedules
         Price Waterhouse LLP - as of and for the years ended
            December 31, 1993, 1994 and 1995.                66

(a)3.  List of Exhibits.
       Exhibits filed or incorporated by reference in connection with this Report are listed in the
       Exhibit Index starting on page 67.

(b)    Reports on Form 8-K



                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Boston, The Commonwealth of Massachusetts, on this 29 day of March 1996.

                                   ROBERTSON-CECO CORPORATION

                                   By /s/ Thomas C. Baker
                                      ------------------------------
                                      Controller and Assistant
                                       Secretary
                                        (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and as of the 29 day of March, 1996. Each person whose signature appears below hereby authorizes each of Andrew G. C. Sage, II, Elmer A. Roskovensky and John C. Sills and appoints each of them singly his or her attorney-in-fact, each with full power of substitution, to execute in his name, place and stead, in any and all capacities, any or all further amendments to this Report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, making such further changes in this Report as the Company deems appropriate.

SIGNATURE


/s/ Michael E. Heisley                /s/ Andrew G. C. Sage, II
- ----------------------------------    -------------------------------
Michael E. Heisley                    Andrew G. C. Sage, II
Chief Executive Officer and Director       Chairman and Director
(Principal Executive Officer)


/s/ Elmer A. Roskovensky              /s/ John C. Sills
- ----------------------------------    -------------------------------
Elmer A. Roskovensky                  John C. Sills
President and Chief Operating Officer      Executive Vice President and
Chief
 and Director                            Financial Officer


/s/ Frank A. Benevento                /s/ Stanley G. Berman
- ----------------------------------    -------------------------------
Frank A. Benevento                    Stanley G. Berman
Director                                   Director


/s/ Mary Heidi Hall Jones             /s/ Kevin E. Lewis
- ----------------------------------    -------------------------------
Mary Heidi Hall Jones                 Kevin E. Lewis
Director                                   Director


/s/ Leonids Rudins                    /s/ Gregg C. Sage
- ----------------------------------    -------------------------------
Leonids Rudins                        Gregg C. Sage
Director                                   Director


/s/ Edwin L. Donegan, Jr.             /s/ Thomas C. Baker
- ----------------------------------    -------------------------------
      Edwin L. Donegan, Jr.           Thomas C. Baker
Director                                   Controller and Assistant
Secretary
                                      (Principal Accounting Officer)

                              ROBERTSON-CECO CORPORATION        SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                    (Thousands)

===============================================================================
    COLUMN A          COLUMN B                COLUMN C      COLUMN D COLUMN E
- -------------------------------------------------------------------------------
                                  ADDITIONS
                   BALANCE  -----------------------                 BALANCE
                     AT     CHARGED TO   CHARGED TO                   AT
                  BEGINNING  COSTS AND     OTHER                     END OF
 DESCRIPTION      OF PERIOD  EXPENSES     ACCOUNTS   DEDUCTIONS      PERIOD
- ------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
1995:
 Deducted from Asset
  Accounts:
   Allowance for
    Doubtful Accounts  $ 1,143   $   732   $    87 (a)  $   500 (b)
                                                            160 (e)    1,302
                       =======   =======   =======      =======      =======
   Reserves for Disco-
    tinued Operations
    (g) . . . . . .    $12,309   $         $            $ 4,696 (c)  $ 7,613
                       =======   =======   =======      =======      =======
 Not Deducted from Asset
  Accounts:
   Insurance liabilities
    - current . . .    $ 8,365   $ 9,561   $ 5,975      $15,191 (c)  $ 8,243
                                                            467 (d)
                       =======   =======   =======      =======      =======
   Insurance liabilities
    - long-term . .    $15,084   $         $            $ 4,340 (d)  $10,744
                       =======   =======   =======      =======      =======
   Other-current (f)   $ 6,827   $ 3,281   $ 2,373      $ 5,454 (c)
                                                            166 (d)
                                                            416 (e)    6,445 (h)
                       =======   =======   =======      =======      =======
   Other-noncurrent
      (g) . . . .      $11,028   $         $ 1,800      $ 1,304 (d)  $
                                                            141 (e)   11,383
                       =======   =======   =======      =======      =======


YEAR ENDED DECEMBER 31,
1994:
 Deducted from Asset
  Accounts:
   Allowance for
    Doubtful Accounts. $ 3,255   $   692   $    13 (a)  $   729 (b)
                                                          2,088 (e)  $ 1,143
                       =======   =======   =======      =======      =======
   Reserves for Discon-
    tinued Operations
    (g) . . . . . . .  $ 5,246   $ 8,000   $   166      $ 1,103 (c)  $12,309
                       =======   =======   =======      =======      =======
 Not Deducted from
  Asset Accounts:
   Insurance liabilities
    - current . . . .  $11,225   $14,908   $   331      $18,099 (c)  $ 8,365
                       =======   =======   =======      =======      =======
   Insurance liabilities
    - long-term . . .  $14,770   $         $   332      $    18 (d)  $15,084
                       =======   =======   =======      =======      =======
   Other-current (f).  $12,568   $ 8,397   $ 1,311 (d)  $10,818 (c)
                                                          3,834 (e)
                                                            797 (d)  $ 6,827 (h)
                       =======   =======   =======      =======      =======
   Other-noncurrent
    (g)                $13,616   $         $    36 (d)  $ 2,624 (d)  $11,028
                       =======   =======   =======      =======      =======


                             ROBERTSON-CECO CORPORATION          SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                    (Continued)
                                    (Thousands)

=======================================================================================
   COLUMN A       COLUMN B         COLUMN C       COLUMN D COLUMN E
- -------------------------------------------------------------------------------
                                   ADDITIONS
                    BALANCE  -----------------------             BALANCE
                      AT     CHARGED TO   CHARGED TO                AT
                   BEGINNING  COSTS AND      OTHER                END OF
 DESCRIPTION       OF PERIOD  EXPENSES     ACCOUNTS   DEDUCTIONS  PERIOD
- -------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
1993:
 Deducted from Asset
  Accounts:
   Allowance for
    Doubtful Accounts.  $ 4,653   $ 1,707   $    57 (a)  $ 2,887 (b)
                                                 76 (d)      351 (e)  $ 3,255
                        =======   =======   =======      =======      =======
   Reserves for Discon-
    tinued Operations
    (g) . . . . . . .   $ 4,938   $ 2,500   $            $ 2,192 (c)  $ 5,246
                        =======   =======   =======      =======      =======
 Not Deducted from Asset
  Accounts:
   Insurance liabilities
    - current . . . .   $16,434   $11,884   $   680 (d)  $17,773 (c)  $11,225
                        =======   =======   =======      =======      =======
   Insurance liabilities
    - long-term . . .   $11,990   $ 3,100   $            $   320 (d)  $14,770
                        =======   =======   =======      =======      =======
   Other-current (f).   $30,967   $ 6,164   $    83 (d)  $23,635 (c)
                                                             221 (e)
                                                             790 (d)  $12,568(h)
                        =======   =======   =======      =======      =======
   Other-noncurrent
    (g) . . . .         $22,652   $   110   $            $ 9,064 (c)
                                                              82 (d)  $13,616
                        =======   =======   =======      =======      =======


NOTES:

(a) Represents recovery of accounts receivable previously written off as uncollectible.
(b) Accounts receivable written off as uncollectible.
(c) Represents charges to the accounts for their intended purposes.
(d) Represents transfer of reserves.
(e) Represents reserves of sold/held for sale businesses.
(f) The reserves are included in the caption "Other Accrued Liabilities" in the Consolidated Balance Sheets.
(g) Current reserves are included in the caption "Other Accrued Liabilities" and non-current reserves are included in the Caption "Reserves and Other Long-Term Liabilities" in the Consolidated Balance Sheets.
(h) The reserves include warranty and backcharge reserves, reserves for restructuring, environmental and job loss reserves included in the caption "Other Accrued Liabilities" in the Consolidated Balance Sheets.
    See Notes to Consolidated Financial Statements.

                       Report of Independent Accountants on
                           Financial Statement Schedules









To the Board of Directors
of Robertson-Ceco Corporation




Our audits of the consolidated financial statements referred to in our report dated March 21, 1996 appearing on page 42 of the 1995 Annual Report on Form 10-K of Robertson-Ceco Corporation also included an audit of the Financial Statement Schedule which is as of and for the years ended December 31, 1993, 1994 and 1995 listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP

Price Waterhouse LLP
Boston, Massachusetts
March 28, 1996

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

4.1 Registrant's Second Restated Certificate of Incorporation, effective July 23, 1993 referred to in Exhibit 3.1 above.

4.2     Bylaws of Registrant, effective November 8, 1990, and as
        Amended on November 12, 1991, August 27, 1992 and December
        16, 1993 referred to in Exhibit 3.2 above. . . . . . .

4.3     Indenture, dated December 9, 1986, by and between M C Co.
        (a predecessor of Registrant) and Mellon Bank, N.A. relating to Ceco Industries, Inc. 15.5% Discount Subordinated
        Debentures Due 2000 filed as Exhibit 4(b) to Ceco Industries,
        Inc.'s report on Form 10-K for the year ended December 31,
        1986 (File No. 33-10181), and incorporated herein by
        reference thereto. . . . . . . . . . . . . . . . . . .

4.4 First Supplemental Indenture, dated as of December 9, 1986 between M C Co. (a predecessor of Registrant) and Mellon
        Bank, N.A. filed as Exhibit 4.5 to Registration Statement of The Ceco Corporation on Form S-4, Registration No. 33-
        37020, and incorporated herein by reference thereto. .

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

4.7     Amended and Restated Stockholders Agreement dated as of
        July 12, 1990 by and among the principal stockholders of
        Ceco Industries, Inc., H.H. Robertson Company and Registrant
        (formerly known as The Ceco Corporation) filed as Exhibit 4.2 to Registration Statement of The Ceco Corporation on Form S-4,
        Registration Statement No. 33-37020, and incorporated
        herein by reference thereto. . . . . . . . . . . . . .

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

4.10    Warrant Agreement, dated December 9, 1986, by and among
        Registrant (formerly known as The Ceco Corporation), Ceco
        Industries, Inc. (a predecessor of Registrant) and Continental
        Illinois National Bank and Trust Company of Chicago (now
        known as Continental Bank N.A.), filed as Exhibit 4(c) to
        Ceco Industries, Inc.'s Form 10-K (File No. 33-10181), for
        the year ended December 31, 1986, and incorporated herein
        by reference thereto together with Supplement to Warrant
        Agreement dated as of November 8, 1990 between Registrant
        and Continental Bank, N.A. filed as Exhibit 4.6 to
        Registrant's report on Form SE (File No. 1-10659), dated
        November 16, 1990, and incorporated herein by reference
        thereto. . . . . . . . . . . . . . . . . . . . . . . .

4.11    Registration Rights Agreement, dated December 9, 1986, by
        and among Registrant (formerly known as The Ceco
        Corporation), Ceco Industries, Inc., and the Purchasers
        listed on the Signature Pages of the Purchase Agreement
        dated December 9, 1986, between the Ceco Corporation, Ceco
        Industries, Inc., and the Purchasers of the Subordinated
        Notes of The Ceco Corporation and the Warrants of Ceco
        Industries, Inc. filed as Exhibit 4(d) to Ceco Industries,
        Inc.'s Form 10-K (File No. 33-10181), for the year ended
        December 31, 1986, and incorporated herein by reference
        thereto. . . . . . . . . . . . . . . . . . . . . . . .

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

4.15    Indenture dated as of July 14, 1993 among the Registrant
        and  IBJ Schroder Bank and Trust Company, Trustee, relating to the Registrant's 10-12% Senior Subordinated Notes due
        1999 together with specimen certificate therefor filed as
        Exhibit 1 to the Registrant's report on Form 8-K dated
        July 14, 1993 (File No. 10659), and incorporated herein
        by reference thereto . . . . . . . . . . . . . . . . .

4.16    Specimen certificate for Common Stock, par value $.01 per
        share, of Registrant filed as Exhibit 4.9 to the
        Registration Statement of The Ceco Corporation on Form S-4,
        Registration No. 33-37020, and incorporated herein by
        reference thereto. . . . . . . . . . . . . . . . . . .

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

10.9    Amendment No. 2 to Loan and Security Agreement dated April 20,
        1994, between Registrant and Foothill Capital Corporation
        filed as Exhibit 10.9 to Registrant's Annual Report on Form
        10-K for the year ended December 31, 1994 (File No. 1-10659)
        and incorporated herein by reference thereto . . . . .

10.10   Amendment No. 3 to Loan and Security Agreement dated May 1994 between Registrant and Foothill Capital Corporation filed as
        Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
        for the year ended December 31, 1994 (File No. 1-10659)
        and incorporated herein by reference thereto . . . . .

10.11   Amendment No. 4 to Loan and Security Agreement dated December
        15, 1994 between Registrant and Foothill Capital Corporation filed as Exhibit 10.11 to Registrant's Annual Report on Form
        10-K for the year ended December 31, 1994 (File No. 1-10659)
        and incorporated herein by reference thereto . . . . .

10.12   Amendment No. 5 to Loan and Security Agreement dated as of
        January 31, 1995 between Registrant and Foothill Capital
        Corporation filed as Exhibit 10.12 to Registrant's Annual
        Report on Form 10-K for the year ended December 31, 1994
        (File No. 1-10659)and incorporated herein by reference thereto

10.13   Amendment No. 6 to Loan and Security Agreement dated as of
        April 21, 1995 between Registrant and Foothill Capital
        Corporation filed as Exhibit 10 to Registrant's Quarterly
        Report on Form 10-Q dated June 30, 1995 (File No. 1-10659)
        and incorporated herein by reference thereto . . . . .

10.14   Consulting and Services Agreement dated as of September 15,
        1992 between Registrant and Sage Capital Corporation, filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K
        for the year ended December 31, 1992 (File No. 1-10659), and incorporated herein by reference thereto, together with Amended and Restated Consulting and Services Agreement dated as of
        July 15, 1993 between Registrant and Sage Capital Corporation, filed as Exhibit 10.13 to Registrant's Annual Report on Form
        10-K for the year ended December 31, 1993 (File No. 1-10659)
        and incorporated herein by reference thereto . . . . .

10.15   Continuing Guaranty dated as of April 30, 1993 between M C
        Durham Co. & Foothill Capital Corporation, filed as Exhibit
        10.19 to the Registrant's Registration Statement on Form S-4,
        Registration Statement No. 33-58818, and incorporated herein by reference thereto . . . . . . . . . . . . . . . . .

10.16   Continuing Guaranty dated as of April 30, 1993 between
        Ceco-San Antonio Co. and Foothill Capital Corporation, filed as Exhibit 10.20 to the Registrant's Registration Statement
        on Form S-4, Registration Statement No. 33-58818, and
        incorporated herein by reference thereto . . . . . . .

10.17   Continuing Guaranty dated as of April 30, 1993 between
        Meyerland Co. and Foothill Capital Corporation, filed as
        Exhibit 10.21 to the Registrant's Registration Statement on
        Form S-4, Registration Statement No. 33-58818, and
        incorporated herein by reference thereto . . . . . . .

10.18 Security Agreement - Stock Pledge (Domestic Subsidiaries) dated as of April 30, 1993 between the Registrant and Foothill
        Capital Corporation, filed as Exhibit 10.22 to the Registrant's
        Registration Statement on Form S-4, Registration Statement
        No. 33-58818, and incorporated herein by reference thereto . .

10.19 Security Agreement - Stock Pledge (Foreign Subsidiaries) dated as of April 30, 1993 between the Registrant and Foothill
        Capital Corporation, filed as Exhibit 10.23 to the Registrant's
        Registration Statement on Form S-4, Registration Statement
        No. 33-58818, and incorporated herein by reference thereto . .

10.20   Intercreditor Agreement dated as of April 30, 1993 among the
        Registrant, Foothill Capital Corporation and Wells Fargo
        Bank, N.A., filed as Exhibit 10.24 to the Registrant's
        Registration Statement on Form S-4, Registration Statement
        No. 33-58818, and incorporated herein by reference thereto . .

10.21   Intercreditor Agreement dated as of March 3, 1995 among
        Foothill Capital Corporation, Wells Fargo Bank, N.A., Federal
        Insurance Company and the Registrant filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1994 (File No. 1-10659) and incorporated
        herein by reference thereto. . . . . . . . . . . . . .

10.22   Intercreditor Agreement dated as of November 18, 1993 among
        Foothill Capital Corporation, Acstar Insurance Company and the
        Registrant, together with Amendment to Intercreditor Agree-
        ment dated as of April 17, 1994 filed as Exhibit 10.21 to
        Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1994 (File No. 1-10659) and incorporated herein by reference thereto . . . . . . . . . . . . . . . . .

10.23   Intercreditor Agreement dated as of April 30, 1993 among
        Foothill Capital Corporation, Reliance Insurance Co., United
        Pacific Insurance Company, Planet Insurance Company and the
        Registrant, filed as Exhibit 10.25 to the Registrant's
        Registration Statement on Form S-4, Registration Statement
        No. 33-58818, and incorporated herein by reference thereto . .

10.24   Asset Purchase and Stock Subscription Agreement among Heico
        Acquisitions, Inc., Registrant and Robertson Espanola, S.A.
        dated December 2, 1993, filed as Exhibit 28 to Registrant's report on Form 8-K dated December 14, 1993 (File No.
        1-10659), and incorporated herein by reference thereto

10.25   Employment Agreement between Registrant and Denis N. Maiorani dated July 15, 1993 filed as Exhibit 10.22 to Registrant's
        Annual Report on Form 10-K for the year ended December 31,
        1993 (File No. 1-10659), and incorporated herein by reference thereto. . . . . . . . . . . . . . . . . . . . . . . .

10.26   Employment Agreement between Registrant and Andrew G. C.
        Sage, II dated July 15, 1993 filed as Exhibit 10.23 to
        Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1993 (File No. 1-10659), and incorporated herein by reference thereto . . . . . . . . . . . . . . . . .

10.27   Agreement Regarding Debtor in Possession Financing and Use of
        Cash Collateral dated as of April 30, 1993 among the
        Registrant, Foothill Capital Corporation and Wells Fargo
        Bank, N.A., filed as Exhibit 10.28 to Registrant's report on
        Form 8-K dated December 14, 1993 (File No. 1-10659), and
        incorporated herein by reference thereto . . . . . . .

10.28   Letter of Credit Agreement by and among Registrant, Wells Fargo
        Bank, N.A. and Foothill Capital Corporation dated as of April 30,
        1993, filed as Exhibit 10.29 to Registrant's report on Form
        8-K dated December 14, 1993 (File No. 1-10659), and
        incorporated herein by reference thereto . . . . . . .

10.29   Amended and Restated 1991 Long Term Incentive Plan, filed as
        Exhibit 4.1 to Registrant's Form S-8 Registration Statement
        No. 33-51665 dated December 22, 1993, and incorporated
        herein by reference thereto. . . . . . . . . . . . . .

10.30   Agreement by and among Registrant, Capella Investments
        Limited and H. H. Robertson (U.K.) Limited dated November 9,
        1993, filed as Exhibit 2.1 to the Registrant's report on
        Form 8-K dated November 22, 1993, and incorporated herein
        by reference thereto . . . . . . . . . . . . . . . . .

10.31   Indenture, dated December 9, 1986, by and between M C Co.
        (a predecessor of Registrant) and Mellon Bank, N.A. relating to Ceco Industries, Inc. 15.5% Discount Subordinated
        Debentures Due 2000 referred to in Exhibit 4.3 above, together
        First Supplemental Indenture, dated as of December 9, 1986 referred to in Exhibit 4.4 above, Second Supplement Indenture, dated November 8, 1990, referred to in Exhibit 4.5 above, and
        Third Supplemental Indenture, dated July 14, 1993, referred to in Exhibit 4.6 above . . . . . . . . . . . . . . . . .

10.32   Amended and Restated Stockholders Agreement dated as of
        July 12, 1990 by and among the principal stockholders of
        Ceco Industries, Inc., H.H. Robertson Company and Registrant
        (formerly known as The Ceco Corporation) referred to in
        Exhibit 4.7 above. . . . . . . . . . . . . . . . . . .

10.33   Stock Purchase Agreement and related Registration Rights
        Agreement dated as of June 8, 1990 by and among H.H.
        Robertson Company, Ceco Industries, Inc. and Frontera S.A.
        referred to in Exhibit 4.8 above . . . . . . . . . . .

10.34   Agreement, dated as of June 8, 1990, by and among Frontera
        S.A., First City Financial Corporation Ltd., Hornby Trading
        Inc., Frill Trading Inc., the principal stockholders of
        Ceco Industries, Inc. and H.H. Robertson Company and related letter agreement dated as of June 8, 1990, among the
        principal stockholders of Ceco Industries, Inc., and Frontera
        S.A. referred to in Exhibit 4.9 above. . . . . . . . .

10.35   Warrant Agreement, dated December 9, 1986, by and among
        Registrant (formerly known as The Ceco Corporation), Ceco
        Industries, Inc. (a predecessor of Registrant) and
        Continental Illinois National Bank and Trust Company of
        Chicago (now known as Continental Bank N.A.) , together with
        Supplement to Warrant Agreement dated as of November 8, 1990 referred to in Exhibit 4.10 above. . . . . . . . . . .

10.36 Registration Rights Agreement, dated December 9, 1986, by and among Registrant (formerly known as The Ceco
        Corporation), Ceco Industries, Inc., and the Purchasers listed on the Signature Pages of the Purchase Agreement dated December 9, 1986, between the Ceco Corporation,
        Ceco Industries, Inc., and the Purchasers of the Subordinated
        Notes of The Ceco Corporation and the Warrants of Ceco
        Industries, Inc. referred to in Exhibit 4.11 above . .

10.37 Registration Rights Agreement dated May 17, 1993 by and among the Registrant and Sage RHH referred to in Exhibit 4.12 above.

10.38   Registration Rights Agreement dated November 23, 1993 by and among the Registrant and Foothill Capital Corporation
        referred to in Exhibit 4.13 above. . . . . . . . . . .

10.39   Registration Rights Agreement dated December 14, 1993 by and among the Registrant and Heico Acquisitions, Inc. referred to in Exhibit 4.14 above . . . . . . . . . . . . . . .

10.40   Indenture dated as of July 14, 1993 among the Registrant and
        IBJ Schroder Bank and Trust Company, Trustee, relating to the
        Registrant's 10-12% Senior Subordinated Notes due 1999
        together with specimen certificate therefor referred to in
        Exhibit 4.15 above . . . . . . . . . . . . . . . . . .

10.41 Specimen certificate for Common Stock, par value $.01 per share, of Registrant referred to in Exhibit 4.16 above

10.42   Asset Purchase Agreement, dated December 27, 1994 by and
        between Cupples Products, Inc. and the Registrant filed as
        Exhibit 2.1 to Registrant's Report on Form 8-K dated December
        27, 1994 (File No. 1-10659), and incorporated herein by
        reference thereto. . . . . . . . . . . . . . . . . . .

10.43   Agreement for Purchase and Sale of Assets dated March 3, 1995 by and between the Registrant and Ceco Concrete Construction
        Corp. filed as Exhibit 2.1 to Registrant's Report on Form 8-K dated March 3, 1995 (File No. 1-10659), and incorporated
        herein by reference thereto. . . . . . . . . . . . . .

10.44   Settlement Agreement dated March 3, 1995 by and between the
        Registrant and Federal Insurance Company filed as Exhibit 10.43 to Registrant's Annual Report on Form 0-K for the year ended
        December 31, 1994 (File No. 1-10659) and incorporated herein by reference thereto. . . . . . . . . . . . . . . . . . .

11      Statement re Computation of Earnings (Loss) Per Common Share .      57

21      List of subsidiaries of Registrant . . . . . . . . . .    59

23.1    Consent of Price Waterhouse LLP. . . . . . . . . . . .    60
