Form 10-Q
period 1996-03-31
ROBERTSON CECO CORP
filed 1996-05-10
CIK 868635

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[  x  ]   Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                               --------------
                                      OR
[     ]   Transition report pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number     1-10659
                           -------

                          ROBERTSON-CECO CORPORATION
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

                                          Yes     X       No
                                              --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at May 1, 1996
- -----------------------------------    -------------------------------
Common Stock, par value $0.01 per                 16,173,618
  share

                      ROBERTSON-CECO CORPORATION

                                  Form 10-Q
                                  ---------

                   For Quarter Ended March 31, 1996
                   --------------------------------

                                 INDEX
                                 =====


PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets --
             March 31, 1996 and December 31, 1995. . . . . . . . . 3

          Condensed Consolidated Statements of Operations
             And Retained Earnings (Deficit) -- Three Months
             Ended March 31, 1996 and 1995 . . . . . . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows --
             Three Months Ended March 31, 1996 and 1995. . . . . . 7

          Notes to Condensed Consolidated Financial
             Statements. . . . . . . . . . . . . . . . . . . . . . 9

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . .13


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .17

Signatures. .. . . . . . . . . . . . . . . . . . . . . . . . . . .18

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .19

                      ITEM 1. FINANCIAL STATEMENTS
                       ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                   (In thousands, except share data)
                              (Unaudited)



                                              March 31    December 31
                                                1996          1995
                                                         ------------    -----------
         -- ASSETS --

CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . .  $  8,942      $  9,668
   Restricted cash . . . . . . . . . . . . .      -              209
   Accounts and notes receivable, net. . . .    23,910        25,261
                                              --------      --------
   Inventories:
     Work in process . . . . . . . . . . . .     5,642         4,880
     Material and supplies . . . . . . . . .     7,143         8,608
                                              --------      --------
     Total inventories . . . . . . . . . . .    12,785        13,488
                                              --------      --------

   Businesses held for sale, net . . . . . .     4,000         4,000

   Other current assets. . . . . . . . . . .     2,061         1,871
                                              --------      --------

     Total current assets. . . . . . . . . .    51,698        54,497
                                              --------      --------
PROPERTY - at cost . . . . . . . . . . . . .    40,376        39,632

   Less accumulated depreciation . . . . . .                (18,204)        (17,389)
                                              --------      --------
     Property, net . . . . . . . . . . . . .    22,172        22,243
                                              --------      --------
EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED BUSINESSES - NET. . . . . . . .    27,232        27,439
                                              --------      --------
OTHER NON-CURRENT ASSETS . . . . . . . . . .     4,792         4,300
                                              --------      --------
   TOTAL ASSETS  . . . . . . . . . . . . . .  $105,894      $108,479
                                              ========      ========



       See Notes to Condensed Consolidated Financial Statements.

                      ROBERTSON-CECO CORPORATION
           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
           -------------------------------------------------
                   (In thousands, except share data)
                              (Unaudited)



                                              March 31    December 31
                                                1996          1995
                                                         ------------    -----------
         -- LIABILITIES --

CURRENT LIABILITIES:
   Accounts payable, principally trade . . . .$  13,338    $  18,085
   Insurance liabilities . . . . . . . . . . .    8,865        8,243
   Other accrued liabilities . . . . . . . . .   27,077       28,081
                                              ---------    ---------
   Total current liabilities . . . . . . . . .   49,280       54,409

LONG-TERM DEBT, less current portion . . . . .   40,540       40,530
LONG-TERM INSURANCE LIABILITIES. . . . . . . .    9,371       10,744
LONG-TERM PENSION LIABILITIES. . . . . . . . .    8,511        6,907
RESERVES AND OTHER LIABILITIES . . . . . . . .   24,893       25,883
                                              ---------    ---------
TOTAL LIABILITIES. . . . . . . . . . . . . . .  132,595      138,473
                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, par value $0.01 per share . .      162          162
   Capital surplus . . . . . . . . . . . . . .  172,309      172,350
   Warrants. . . . . . . . . . . . . . . . . .    6,042        6,042
   Retained earnings (deficit) . . . . . . . . (199,558)    (202,820)
   Excess of additional pension liability
     over unrecognized prior service cost. . .   (5,001)      (5,001)
   Deferred compensation . . . . . . . . . . .     (325)        (398)
   Foreign currency translation
     adjustments . . . . . . . . . . . . . . .     (330)        (329)
                                              ---------    ---------
     Stockholders' equity (deficiency) . . . .  (26,701)     (29,994)
                                              ---------    ---------
       TOTAL LIABILITIES AND STOCK-
         HOLDERS' EQUITY (DEFICIENCY). . . . .$ 105,894    $ 108,479
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


                                                             Three Months Ended
                                                             March 31
                                                             -------------------
                                                      1996       1995
                                                    --------   --------

NET REVENUES . . . . . . . . . . . . . . . . . . .  $ 56,972   $ 60,927
                                                    --------   --------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . .    46,081     51,422
  Selling, general and administrative. . . . . . .     6,791      7,439
                                                    --------   --------
     Total . . . . . . . . . . . . . . . . . . . .    52,872     58,861
                                                    --------   --------
OPERATING INCOME . . . . . . . . . . . . . . . . .     4,100      2,066
                                                    --------   --------
OTHER INCOME (EXPENSE):
  Interest expense . . . . . . . . . . . . . . . .    (1,042)    (1,093)
  Other income (expense)-net . . . . . . . . . . .       229        205
                                                    --------   --------
     Total . . . . . . . . . . . . . . . . . . . .      (813)      (888)
                                                    --------   --------
INCOME BEFORE PROVISION FOR TAXES ON INCOME. . . .     3,287      1,178
PROVISION FOR TAXES ON INCOME. . . . . . . . . . .        25       -
                                                    --------   --------
INCOME - CONTINUING OPERATIONS . . . . . . . . . .     3,262      1,178
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations . . .      -          (101)
  Gain on sale of business segment . . . . . . . .      -         3,450
                                                    --------   --------
Income from discontinued operations. . . . . . . .      -         3,349
                                                    --------   --------
NET INCOME . . . . . . . . . . . . . . . . . . . .  $  3,262   $  4,527
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



                                                             Three Months Ended
                                                             March 31
                                                             --------------------
                                                     1996        1995
                                                   --------    --------
RETAINED EARNINGS (DEFICIT)
 AT BEGINNING OF PERIOD. . . . . . . . . . . . . .           $(202,820)   $(199,279)
NET INCOME . . . . . . . . . . . . . . . . . . . .    3,262       4,527
                                                             ---------  ---------
RETAINED EARNINGS (DEFICIT)
 AT END OF PERIOD. . . . . . . . . . . . . . . . .           $(199,558) $(194,752)
                                                             =========  =========

NET INCOME PER COMMON SHARE:
  Continuing Operations. . . . . . . . . . . . . .           $     .20  $     .07
  Discontinued Operations. . . . . . . . . . . . .     -            .21
                                                             ---------  ---------
NET INCOME . . . . . . . . . . . . . . . . . . . .           $     .20  $     .28
                                                             =========  =========

SHARES USED IN INCOME
 PER SHARE CALCULATION . . . . . . . . . . . . . .   16,123      15,959
                                                             =========  =========
















        See Notes to Condensed Consolidated Financial Statements.

                        ROBERTSON-CECO CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                              (In thousands)
                                (Unaudited)


                                                        Three Months Ended
                                                        March 31
                                                        -----------------------
                                                 1996         1995
                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . $  3,262     $  4,527
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
   Depreciation and amortization . . . . . . .    1,133        1,018
   Amortization of discount on debentures
     and debt issuance costs . . . . . . . . .      319          309
   Gain on sale of business segment. . . . . .     -          (3,450)
   Provisions for:
     Bad debts and losses on erection
       contracts . . . . . . . . . . . . . . .      151          164
     Rectification and other costs . . . . . .      258          471
   Changes in assets and liabilities, net
     of divestitures:
     (Increase) decrease in accounts and
       notes receivable. . . . . . . . . . . .    1,205        4,236
     (Increase) decrease in inventories. . . .      705       (1,534)
     (Increase) decrease in restricted cash. .      209       (5,507)
     Increase (decrease) in accounts
        payable, principally trade . . . . . .   (4,746)      (3,139)
     Increase (decrease) in other current
       liabilities . . . . . . . . . . . . . .     (642)      (1,546)
     Net changes in other assets and
       liabilities . . . . . . . . . . . . . .   (1,771)      (4,789)
                                               --------     --------
   Net cash provided by (used for) operating
     activities. . . . . . . . . . . . . . . .       83       (9,240)
                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . .     (809)      (1,161)
Proceeds from sales of property, plant
  and equipment. . . . . . . . . . . . . . . .     -             500
Proceeds from sales of businesses. . . . . . .     -           8,000
                                               --------     --------
   Net cash provided by (used for)
     investing activities. . . . . . . . . . . $   (809)    $  7,339
                                               --------     --------


        See Notes to Condensed Consolidated Financial Statements.

                     ROBERTSON-CECO CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
     -----------------------------------------------------------
                           (In thousands)
                             (Unaudited)



                                                        Three Months Ended
                                                        March 31
                                                        ------------------------
                                                 1996         1995
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) short-
  term borrowings. . . . . . . . . . . . . . . $   -        $    446
Payments on long-term borrowings . . . . . . .     -            (108)
                                               --------     --------
   Net cash provided by (used for)
     financing activities. . . . . . . . . . .     -             338
                                               --------     --------
Effect of foreign exchange rate changes
   on cash . . . . . . . . . . . . . . . . . .     -             (57)
                                               --------     --------
   Net increase (decrease) in cash and
     cash equivalents. . . . . . . . . . . . .     (726)      (1,620)
   Cash and cash equivalents - beginning
     of period . . . . . . . . . . . . . . . .    9,668        7,890
                                               --------     --------
   Cash and cash equivalents - end of
     period. . . . . . . . . . . . . . . . . . $  8,942     $  6,270
                                               ========     ========
SUPPLEMENTAL CASH FLOW DATA:
   Cash payments made for:
     Interest. . . . . . . . . . . . . . . . . $    433     $    483
                                               ========     ========
     Income taxes. . . . . . . . . . . . . . . $   -        $   -
                                               ========     ========












      See Notes to Condensed Consolidated Financial Statements.

                   ROBERTSON-CECO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. The Condensed Consolidated Statement of Operations for the three months ended March 31, 1995 has been reclassified to reflect the sale of the Concrete Construction Group and the Building Products Group as discontinued operations (Note 2).
     Certain other previously reported amounts have been reclassified to conform to the 1996 presentation.


2.   DISPOSITIONS
     ------------

     On March 3, 1995, the Company sold its Concrete Construction business (the "Concrete Construction Group") to Ceco Concrete Construction Corp., a newly formed company owned by an entity controlled by the Company's Chief Executive Officer. During the fourth quarter of 1995, the Company decided to divest of its remaining Building Products operations which are located in Australia, Northeast Asia and Southeast Asia (the "Asia/Pacific Building Products Operations") and in Canada (the "Canadian Building Products Operations"). In connection with the decision to divest the Asia/Pacific and Canadian Building Products Operations, the Company recorded a charge of $19,455,000 in the fourth quarter of 1995.

     The decision to divest the Asia/Pacific and the Canadian Building Products Operations represents the Company's complete exit from the Building Products business. For accounting purposes, the Concrete Construction Group and the Building Products Group were each considered a separate business segment. Accordingly, the Company's Consolidated Statements of Operations have been reclassified to reflect these businesses as discontinued operations. For purposes of the December 31, 1995 and March 31, 1996 Consolidated Balance Sheets, the assets and liabilities of the Asia/Pacific and Canadian Building Products Operations are netted and classified as assets held for sale - current.

     The following table summarizes the revenues and income/(losses) of the Company's businesses which have been accounted for as discontinued operations.



                                                   Three
                                               Months Ended
                                              March 31, 1995
                                              --------------
                                                (Thousands)
     Revenues
       Building Products Group . . . . . . . .   $  8,792
       Concrete Construction Group . . . . . .     11,088
                                                 --------
          Total. . . . . . . . . . . . . . . .   $ 19,880
                                                 ========
     Discontinued operations
       Income (loss) from discontinued
        operations
          Building Products Group. . . . . . .   $   (606)
          Concrete Construction Group. . . . .        505
                                                 --------
          Total. . . . . . . . . . . . . . . .   $   (101)
                                                 ========
     Gain (loss) on sale/disposal of
      business segment
       Building Products Group . . . . . . . .   $   -
       Concrete Construction Group . . . . . .      3,450
                                                 --------
          Total. . . . . . . . . . . . . . . .   $  3,450
                                                 ========



3.   OTHER CURRENT LIABILITIES
     -------------------------

     Other current liabilities consisted of the following:



                                        March 31    December 31
                                          1996          1995
                                                   ------------    -----------
                                                            (Thousands)
     Payroll, pension and related
      benefits . . . . . . . . . . . . . $ 6,631       $10,378
     Warranty and backcharge
      reserves . . . . . . . . . . . . .   3,775         3,854
     Deferred revenues . . . . . . . . .   2,746         1,450
     Reserves for restructuring. . . . .   1,239           753
     Accrued interest  . . . . . . . . .   3,151         2,821
     Other . . . . . . . . . . . . . . .   9,535         8,825
                                         -------       -------
     Total . . . . . . . . . . . . . . . $27,077       $28,081
                                         =======       =======


4.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     In connection with the settlement of a construction contract dispute, on March 3, 1995 the Company entered into an agreement which provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 34% of the outstanding common stock and the current Chief Executive Officer and Vice Chairman of the Company, who currently controls approximately 27% of the outstanding common stock and (ii) either or both must continue as chief executive officer and/or chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $5,750,000 at March 31, 1996, rather than the scheduled $250,000 quarterly payments.

     At March 31, 1996, the Company had outstanding performance and financial bonds of $18,246,000, which generally provide a guarantee as to the Company's performance under contracts and other commitments and are collateralized in part by letters of credit which were issued under the Company's credit facility. The outstanding bond amounts above include approximately $15,228,000 of performance bonding related to businesses which were previously sold or are pending disposition (see Note 2).


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

Revenues for the first quarter of 1996 of $57.0 million decreased $4.0 million or 6.5% from the first quarter of 1995. The decrease in revenues is primarily the result of weather conditions, which were more severe in the first quarter of 1996 than the same period in 1995, and a lower backlog of orders at the beginning of 1996. The Company's gross margin percentage was approximately 19.1% in the first quarter of 1996 compared to 15.6% in 1995. The increase in the Company's gross margin is due to lower material costs, reduced costs associated with various employee benefit plans and insurance programs and certain other cost reduction initiatives which have been implemented by the Company.

Selling, general and administrative expenses decreased by $.6 million in the first quarter of 1996 compared to the same quarter of 1995. The reduction in selling, general and administrative expenses reflects savings which have been realized by the Company resulting from modifications made during 1995 to certain retiree medical programs and defined benefit pension plans. The increase in gross profit and reductions in selling, general and administrative expenses resulted in operating income of $4.1 million during the first quarter of 1996, an increase of $2.0 million or 98.5% compared to the first quarter of 1995.

Interest expense for the quarter ended March 31, 1996 was $1.0 million compared to $1.1 million for the quarter ended March 31, 1995.

Other income (expense) - net for the first quarter of 1996 was $.2 million compared to $.3 million during the first quarter of 1995.

Income from continuing operations was $3.3 million during the first quarter of 1996 compared to $1.2 million during the same period of 1995.

Net income during the three months ended March 31, 1996 was $3.3 million, compared with $4.5 million during the three months ended March 31, 1995. Net income during the quarter ended March 31, 1995 includes losses from discontinued operations of $.1 million and a gain on sale of business segment of $3.5 million (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Backlog of Orders
- -----------------

At March 31, 1996, the backlog of unfilled orders believed to be firm for the Company's ongoing Metal Building Group was approximately $72.8 million compared to a corresponding Metal
Building Group backlog of $73.3 million at March 31, 1995 and
$63.1 million at December 31, 1995.


Litigation
- ----------

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


Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1996, the Company generated approximately $.1 million of cash from its operating activities. On February 26, 1996, a letter of credit issued by the Company in support of its former U.K. Subsidiary (the "U.K. Letter of Credit") was drawn upon resulting in the Company having to fund the face amount of the letter of credit, approximately $1.9 million. Additionally, during the first quarter of 1996, the Company contributed approximately $1.2 million to its defined benefit pension plans. The funding of the pension plans, the U.K. Letter of Credit, other trailing liabilities and financing costs was accomplished primarily by the utilization of cash generated by the Company's Metal Buildings business.

During the first three months of 1996, the Company spent approximately $.8 million on capital expenditures, most of which were directed toward upgrading and improving manufacturing equipment at the Company's Metal Buildings Group.

As a result, primarily of the above, unrestricted cash and cash equivalents decreased by $.7 million during the period from December 31, 1995 to March 31, 1996. At March 31, 1996, the
Company had $8.9 million of unrestricted cash and cash equivalents.

The Company maintains a credit facility (the "Credit Facility") with Foothill Capital Corporation ("Foothill") which incorporates both the Company's U.S. and Canadian operations, and which, under its terms, has maximum availability of $45.0 million and expires on May 18, 1999. Availability under the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $.2 million per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under a term loan (each together the "Borrowing Base"). At March 31, 1996, the Borrowing Base was estimated to be $27.7 million, which included $.9 million collateral related to the Canadian Building Products Operation which is pending sale/disposition, and was used to support the $5.0 million Term Loan Note and $18.3 million of outstanding letters of credit which are primarily used to support insurance programs, bonding programs, certain foreign credit facilities and other financial guarantees. The Company had unused availability under the Credit Facility of $4.4 million at March 31, 1996.

At March 31, 1996, the Company had outstanding performance and financial bonds of $18.2 million, which generally provide a guarantee as to the Company's performance under contracts and other commitments and are collateralized in part by letters of credit which are issued under the Credit Facility. The outstanding bond amounts above include approximately $15.2 million of performance bonding related to businesses which were previously sold or are pending disposition.

During 1995, the management of the Company and the Board of Directors determined that the best strategy for the Company was to operate solely as a Metal Buildings business. This decision was based in part on the operating success which the Company has achieved with its existing Metal Building businesses, along with the long-term view of the value of the Metal Building business and the cash and liquidity demands which would be required to fund the ongoing operations of the non-Metal Buildings businesses. The Company anticipates that demands on its liquidity and credit resources will continue to be significant during 1996 and the next several years primarily as a result of funding requirements associated with the trailing liabilities of sold or discontinued businesses and financing costs. The Company expects to meet these requirements through a number of sources, including operating cash generated by the Company's Metal Buildings Group, available cash which was $8.9 million at March 31, 1996, and availability under credit facilities. During the first quarter of 1996, the Company reduced its letters of credit by $7.2 million, including the reduction from the U.K. Letter of Credit, which was drawn in the first quarter with the remainder reflecting primarily reductions in the collateral required to support insurance programs and bonding programs. Additionally, subsequent to March 31, 1996, the Company has reduced its outstanding letters of credit by an additional $1.5 million. The Company's liquidity projections are predicated on estimates as to the amount and timing of the payment of the Company's trailing liabilities and expectations regarding the operating performance of the Company's operations. In the event the Company experiences significant differences as to the amount and timing of the payment of the Company's trailing liabilities and/or the actual operating results of the Company's operations, the Company may be required to seek additional capital through new credit facilities, modification of existing credit facilities, or through a possible debt or equity offering, or a combination of the above. There can be no assurance, however, that such additional capital would be available to the Company.

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





May 10, 1996
- ------------

                        ROBERTSON-CECO CORPORATION
                               EXHIBIT INDEX
                        --------------------------



EXHIBIT 11 -  Computation of Earnings (Loss) Per Common Share