Form 10-Q
period 1996-06-30
ROBERTSON CECO CORP
filed 1996-08-13
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[  x  ]   Quarterly report under Section 13 or 15 (d) of the Securities Exchange
          Act of 1934

For the quarterly period ended June 30, 1996
                               -------------
                                       OR
[     ]   Transition report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number     1-10659
                           -------
                           ROBERTSON-CECO CORPORATION
- ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              36-3479146
     ----------------------------------          --------------------
     (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)           Identification No.)

5000 Executive Parkway, San Ramon, California              94583
- -----------------------------------------------       ------------------
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   510-358-0330
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

              Class                      Outstanding at July 31, 1996
- -----------------------------------    -------------------------------
Common Stock, par value $0.01 per                 16,173,618
  share

                      ROBERTSON-CECO CORPORATION

                                    Form 10-Q
                                    ---------

                    For Quarter Ended June 30, 1996
                    -------------------------------

                                 INDEX
                                 =====


PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets --
             June 30, 1996 and December 31, 1995  . . . . . . . .  3

          Condensed Consolidated Statements of Operations
             and Retained Earnings (Deficit) -- Three and Six
             Months Ended June 30, 1996 and 1995  . . . . . . . .  5

          Condensed Consolidated Statements of Cash Flows --
             Six Months Ended June 1996 and 1995  . . . . . . . .  7

          Notes to Condensed Consolidated Financial
             Statements   . . . . . . . . . . . . . . . . . . . .  9

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . 13


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . 17

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . 17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . 19





                      ITEM 1. FINANCIAL STATEMENTS
                       ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                   (In thousands, except share data)
                              (Unaudited)


                                               June 30    December 31
                                                 1996         1995
                                             -----------  -----------
         -- ASSETS --

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . .   $  7,930      $  9,668
   Restricted cash  . . . . . . . . . . . .        -             209
   Accounts and notes receivable, net . . .     27,797        25,261
                                              --------      --------
   Inventories:
     Work in process  . . . . . . . . . . .      6,130         4,880
     Material and supplies  . . . . . . . .      6,370         8,608
                                              --------      --------
     Total inventories  . . . . . . . . . .     12,500        13,488
                                              --------      --------

   Businesses held for sale, net  . . . . .      4,000         4,000

   Other current assets . . . . . . . . . .      1,913         1,871
                                              --------      --------

     Total current assets . . . . . . . . .     54,140        54,497
                                              --------      --------
PROPERTY - at cost  . . . . . . . . . . . .     41,658        39,632
   Less accumulated depreciation  . . . . .    (19,014)      (17,389)
                                              --------      --------
     Property, net  . . . . . . . . . . . .     22,644        22,243
                                              --------      --------
EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED BUSINESSES - NET . . . . . . .     27,025        27,439
                                              --------      --------
OTHER NON-CURRENT ASSETS  . . . . . . . . .      4,822         4,300
                                              --------      --------
   TOTAL ASSETS   . . . . . . . . . . . . .   $108,631      $108,479
                                              ========      ========

       See Notes to Condensed Consolidated Financial Statements.


                      ROBERTSON-CECO CORPORATION
           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
           -------------------------------------------------
                   (In thousands, except share data)
                              (Unaudited)

                                               June 30    December 31
                                                 1996         1995
                                             -----------  -----------
         -- LIABILITIES --
CURRENT LIABILITIES:
   Accounts payable, principally trade  . .   $  14,549    $  18,085
   Insurance liabilities  . . . . . . . . .       8,859        8,243
   Other accrued liabilities  . . . . . . .      24,142       28,081
                                              ---------    ---------
   Total current liabilities  . . . . . . .      47,550       54,409

LONG-TERM DEBT, less current portion  . . .      39,197       40,530
LONG-TERM INSURANCE LIABILITIES . . . . . .       7,215       10,744
LONG-TERM PENSION LIABILITIES . . . . . . .      10,303        6,907
RESERVES AND OTHER LIABILITIES  . . . . . .      24,472       25,883
                                              ---------    ---------
TOTAL LIABILITIES . . . . . . . . . . . . .     128,737      138,473
                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, par value $0.01 per share          162          162
   Capital surplus  . . . . . . . . . . . .     172,309      172,350
   Warrants . . . . . . . . . . . . . . . .       6,042        6,042
   Retained earnings (deficit)  . . . . . .    (193,013)    (202,820)
   Excess of additional pension liability
     over unrecognized prior service cost .      (5,001)      (5,001)
   Deferred compensation  . . . . . . . . .        (283)        (398)
   Foreign currency translation
     adjustments  . . . . . . . . . . . . .        (322)        (329)
                                              ---------    ---------
     Stockholders' equity (deficiency)  . .     (20,106)     (29,994)
                                              ---------    ---------
       TOTAL LIABILITIES AND STOCK-
         HOLDERS' EQUITY (DEFICIENCY) . . .   $ 108,631    $ 108,479
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
                                  (Unaudited)

                                  Three Months Ended    Six Months Ended
                                        June 30             June 30
                                  ------------------   ------------------
                                    1996      1995       1996      1995
                                  --------  --------   --------  --------
NET REVENUES  . . . . . . . . .   $ 63,876  $ 66,418   $120,848  $127,345
                                  --------  --------   --------  --------

COSTS AND EXPENSES:
   Cost of sales  . . . . . . .     49,899    54,463     95,980   105,885
   Selling, general and
     administrative . . . . . .      6,412     8,712     13,203    16,151
                                  --------  --------   --------  --------
     Total  . . . . . . . . . .     56,311    63,175    109,183   122,036
                                  --------  --------   --------  --------
OPERATING INCOME  . . . . . . .      7,565     3,243     11,665     5,309
                                  --------  --------   --------  --------
OTHER INCOME (EXPENSE):
   Interest expense . . . . . .       (981)   (1,088)    (2,023)   (2,181)
   Other income (expense)-net .        136       105        365       310
                                  --------  --------   --------  --------
     Total  . . . . . . . . . .       (845)     (983)    (1,658)   (1,871)
                                  --------  --------   --------  --------
INCOME BEFORE PROVISION FOR
 TAXES ON INCOME  . . . . . . .      6,720     2,260     10,007     3,438
PROVISION FOR TAXES ON INCOME          175      -           200      -
                                  --------  --------   --------  --------
INCOME - CONTINUING OPERATIONS       6,545     2,260      9,807     3,438
DISCONTINUED OPERATIONS:
   Income (loss) from
    discontinued operations . .       -         (841)      -         (942)
   Gain on sale of business
    segment . . . . . . . . . .       -         -          -        3,450
                                  --------  --------   --------  --------
Income (loss) from discontinued
 operations . . . . . . . . . .       -         (841)      -        2,508
                                  --------  --------   --------  --------
NET INCOME  . . . . . . . . . .   $  6,545  $  1,419   $  9,807  $  5,946
                                  ========  ========   ========  ========



        See Notes to Condensed Consolidated Financial Statements.




                         ROBERTSON-CECO CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF
           OPERATIONS AND RETAINED EARNINGS (DEFICIT) (CONTINUED)
           ------------------------------------------------------
                   (In thousands, except per share data)
                                (Unaudited)

                              Three Months Ended      Six Months Ended
                                     June 30               June 30
                             --------------------   ---------------------
                                 1996       1995        1996       1995
                              ---------  ---------   ---------- ----------

RETAINED EARNINGS (DEFICIT)
 AT BEGINNING OF PERIOD . . . $(199,558) $(194,752)  $(202,820) $(199,279)
NET INCOME  . . . . . . . .       6,545      1,419       9,807      5,946
                              ---------  ---------   ---------  ---------
RETAINED EARNINGS (DEFICIT)
 AT END OF PERIOD . . . . .   $(193,013) $(193,333)  $(193,013) $(193,333)
                              =========  =========   =========  =========

NET INCOME PER COMMON SHARE:
   Continuing Operations  . . $    .41  $     .14   $     .61  $     .22
   Discontinued Operations        -          (.05)       -           .15
                              ---------  ---------   ---------  ---------
NET INCOME  . . . . . . . . . $     .41  $     .09   $     .61  $     .37
                              =========  =========   =========  =========

SHARES USED IN INCOME
 PER SHARE CALCULATION . . .     16,117     15,945      16,120     15,940
                              =========  =========   =========   =========


        See Notes to Condensed Consolidated Financial Statements.


                        ROBERTSON-CECO CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                              (In thousands)
                                (Unaudited)

                                                 Six Months Ended
                                                     June 30
                                              -----------------------
                                                 1996         1995
                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . .     $ 9,807     $  5,946
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
   Depreciation and amortization  . . . . .       2,214        2,001
   Amortization of discount on debentures
     and debt issuance costs  . . . . . . .         638          618
   Gain on sale of business segment . . . .        -          (3,450)
   Provisions for:
     Bad debts and losses on erection
       contracts  . . . . . . . . . . . . .         303          378
     Rectification and other costs  . . . .         629          728
   Changes in assets and liabilities, net
     of divestitures:
     (Increase) decrease in accounts and
       notes receivable . . . . . . . . . .      (2,838)      (2,748)
     (Increase) decrease in inventories . .         988       (1,407)
     (Increase) decrease in restricted cash         209        2,047
     Increase (decrease) in accounts
        payable, principally trade  . . . .      (3,534)      (2,126)
     Increase (decrease) in other current
       liabilities  . . . . . . . . . . . .      (3,952)       5,167
     Net changes in other assets and
       liabilities  . . . . . . . . . . . .      (2,806)      (9,234)
                                               --------     --------
   Net cash provided by (used for) operating
     activities . . . . . . . . . . . . . .       1,658       (2,080)
                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . .      (2,092)      (2,748)
Proceeds from sales of property, plant
  and equipment . . . . . . . . . . . . . .        -             183
Proceeds from sales of businesses . . . . .        -           8,000
Proceeds from assets held for sale  . . . .          50          251
                                               --------     --------
   Net cash provided by (used for)
     investing activities . . . . . . . . .    $ (2,042)    $  5,686
                                               --------     --------

        See Notes to Condensed Consolidated Financial Statements.


                  ROBERTSON-CECO CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
     -----------------------------------------------------------
                           (In thousands)
                             (Unaudited)

                                                Six Months Ended
                                                    June 30
                                             ------------------------
                                                 1996         1995
                                             -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) short-
  term borrowings . . . . . . . . . . . . .    $   -        $    511
Proceeds from long-term borrowings  . . . .        -             130
Payments on long-term borrowings  . . . . .        -             (75)
Payments of capitalized interest on 12%
  Notes     . . . . . . . . . . . . . . . .      (1,354)        -
                                               --------     --------
   Net cash provided by (used for)
     financing activities . . . . . . . . .      (1,354)         566
                                               --------     --------
Effect of foreign exchange rate changes
   on cash .  . . . . . . . . . . . . . . .        -             (42)
                                               --------     --------
   Net increase (decrease) in cash and
     cash equivalents . . . . . . . . . . .      (1,738)       4,130
   Cash and cash equivalents - beginning
     of period  . . . . . . . . . . . . . .       9,668        7,890
                                               --------     --------
   Cash and cash equivalents - end of
     period . . . . . . . . . . . . . . . .    $  7,930     $ 12,020
                                               ========     ========
SUPPLEMENTAL CASH FLOW DATA:
   Cash payments made for:
     Interest . . . . . . . . . . . . . . .    $  2,424    $  1,387
                                               ========    ========
     Income taxes . . . . . . . . . . . . .    $   -        $   -
                                               ========    ========


      See Notes to Condensed Consolidated Financial Statements.


                   ROBERTSON-CECO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. The Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1995 has been reclassified to reflect the sale of the Concrete Construction Group and the Building Products Group as discontinued operations (Note 2). Certain other previously reported amounts have been reclassified to conform to the 1996 presentation.


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

     The decision to divest the Asia/Pacific and the Canadian Building Products Operations represents the Company's complete exit from the Building Products business. For accounting purposes, the Concrete Construction Group and the Building Products Group were each considered a separate business segment. Accordingly, the Company's Consolidated Statements of Operations have been reclassified to reflect these businesses as discontinued operations. For purposes of the December 31, 1995 and June 30, 1996 Consolidated Balance Sheets, the assets and liabilities of the Asia/Pacific and Canadian Building Products Operations are netted and classified as assets held for sale - current.

     The following table summarizes the revenues and income/(losses) of the Company's businesses which have been accounted for as discontinued operations.

                                        Three            Six
                                    Months Ended    Months Ended
                                   June 30, 1995   June 30, 1995
                                   -------------   -------------
                                            (Thousands)
     Revenues
        Building Products Group . .  $  8,485        $ 17,277
        Concrete Construction
         Group  . . . . . . . . . .      -             11,088
                                     --------        --------
          Total . . . . . . . . . .  $  8,485        $ 28,365
                                     ========        ========
     Discontinued operations
        Income (loss) from
         discontinued operations
          Building Products Group .  $   (841)       $ (1,447)
          Concrete Construction
           Group  . . . . . . . . .      -                505
                                     --------        --------
          Total . . . . . . . . . .  $   (841)       $   (942)
                                     ========        ========
     Gain (loss) on sale/disposal
      of business segment
        Building Products Group . .  $   -           $   -
        Concrete Construction
         Group  . . . . . . . . . .      -              3,450
                                     --------        --------
          Total . . . . . . . . . .  $   -           $  3,450
                                     ========        ========



3.   OTHER CURRENT LIABILITIES
     -------------------------

     Other current liabilities consisted of the following:

                                          June 30    December 31
                                           1996          1995
                                        ----------   -----------
                                               (Thousands)
     Payroll, pension and related
      benefits  . . . . . . . . . . . .  $ 4,943       $10,378
     Warranty and backcharge
      reserves  . . . . . . . . . . . .    3,429         3,854
     Deferred revenues  . . . . . . . .    2,118         1,450
     Reserves for restructuring . . . .      919           753
     Accrued interest   . . . . . . . .    3,126         2,821
     Other  . . . . . . . . . . . . . .    9,607         8,825
                                         -------       -------
     Total  . . . . . . . . . . . . . .  $24,142       $28,081
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

     In connection with the settlement of a construction contract dispute, on March 3, 1995 the Company entered into an agreement which provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 34% of the outstanding common stock and the current Chief Executive Officer and Vice Chairman of the Company, who currently controls approximately 27% of the outstanding common stock and (ii) either or both must continue as chief executive officer and/or chairman of the Company.
     In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $5,500,000 at June 30, 1996, rather than the scheduled $250,000 quarterly payments.

     At June 30, 1996, the Company had outstanding performance and financial bonds of $19,100,000, which generally provide a guarantee as to the Company's performance under contracts and other commitments and are collateralized in part by letters of credit which were issued under the Company's credit facility. The outstanding bond amounts above include approximately $15,700,000 of performance bonding related to businesses which were previously sold or are pending disposition (see Note 2).



          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

Revenues for the second quarter of 1996 were $63.9 million, a decrease of $2.5 million or 3.8% compared to the second quarter of 1995. On a year-to-date basis, revenues were $120.8 million in 1996, compared to $127.3 million in 1995, a decrease of $6.5 million or 5.1%. The decrease in quarterly and year-to-date revenues is primarily the result of severe weather conditions in early 1996, and a lower backlog of orders at the beginning of 1996. The Company's gross margin percentage was approximately 21.9% in the second quarter of 1996 compared to 18.0% during the same period in 1995. The year-to-date gross margin percentage was 20.6% and 16.9% during the six months ended June 30, 1996 and 1995, respectively. The increase in the Company's gross margin is primarily a result of lower material costs, reduced costs associated with various employee benefit plans and insurance programs and certain other cost reduction initiatives which have been implemented by the Company.

Selling, general and administrative expenses decreased by $2.3 million in the second quarter of 1996 compared to the same quarter of 1995. During the six months ended June 30, 1996, selling general and adminstrative expenses decreased by $2.9 million compared to the same period a year ago. The reduction in selling, general and administrative expenses reflects savings which have been realized by the Company resulting from the Company's continuing efforts to reduce general and administrative costs and from modifications made during 1995 to certain defined benefit pension plans and retiree medical programs. The increase in gross profit and reductions in selling, general and administrative expenses resulted in operating income of $7.6 million and $11.7 million during the three and six months ended June 30, 1996, respectively, compared to operating income of $3.2 million and $5.3 million during the three and six months ended June 30, 1995, respectively.

Interest expense for the three and six months ended June 30, 1996 was $1.0 million and $2.0 million, respectively, compared to $1.1 million and 2.2 million for the three and six months ended June 30, 1995, respectively.

Income from continuing operations was $6.5 million during the second quarter of 1996 compared to $2.3 million during the same period of 1995. On a year-to-date basis, income from continuing operations was $9.8 million in 1996, compared to $3.4 million during the six month period ended June 30, 1995.

Net income during the three and six months ended June 30, 1996 was $6.5 million and $9.8 million, respectively, compared with $1.4 million and $5.9 million during the three months ended June 30, 1995, respectively. Net income during the quarter ended June 30, 1995 includes losses from discontinued operations of $.8 million. Net income during the six months ended June 30, 1995 includes losses from discontinued operations of $.9 million and a gain on sale of business segment of $3.5 million (see Note 2 of Notes to Condensed Consolidated Financial Statements).


Backlog of Orders
- -----------------

At June 30, 1996, the backlog of unfilled orders believed to be firm for the Company's ongoing Metal Building Group was approximately $84.7 million compared to a corresponding Metal Building Group backlog of $81.5 million at June 30, 1995 and $63.1 million at December 31, 1995.


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


Liquidity and Capital Resources
- -------------------------------
During the six months ended June 30, 1996, the Company generated approximately $1.7 million of cash from its operating activities. Uses of operating cash flow were comprised primarily of requirements for trailing liabilities associated with sold and discontinued businesses and seasonal working capital requirements at the Company's Metals Buildings Group. During the first six months of 1996, the Company's policy was to aggressively close and settle outstanding worker's compensation and general liability claims and in connection therewith the Company spent approximately $3.5 million during the period.

During the first quarter of 1996 the Company spent $1.9 million in connection with a drawn letter of credit which was associated with the Company's former U.K. subsidiary (the "U.K. Letter of Credit") and contributed $1.2 million to the Company's defined pension plans. In order to reduce the anticipated amount of funding requirements during the next several years and plan administrative expenses, effective June 30, 1996, the Company merged its three remaining defined benefit plans into a single defined benefit plan. Also during the first six months of 1996, the Company aggressively followed an early payment policy on certain raw material purchases in order to take advantage of early payment discounts. The funding of the above was accomplished primarily through the use of cash generated from the Company's Metal Buildings business.

The Company spent approximately $2.1 million on capital expenditures, during the first six months of 1996, most of which were directed toward upgrading and improving manufacturing equipment. Additionally, in May of 1996, the Company made its semi-annual interest payment on its 12% Senior Subordinated Notes, which amounted to approximately $1.4 million.

As a result, primarily of the above, unrestricted cash and cash equivalents decreased by $1.7 million during the period from December 31, 1995 to June 30, 1996. At June 30, 1996, the Company had $7.9 million of unrestricted cash and cash equivalents.

The Company maintains an asset based credit facility (the "Credit Facility") with Foothill Capital Corporation ("Foothill") which incorporates both the Company's U.S. and Canadian operations, and which, under its terms, has maximum availability of $45.0 million and expires on May 18, 1999. Availability under the Credit Facility is based on a percentage of eligible (as defined and subject to certain restrictions) accounts receivable and inventory, plus a base amount (which base amount is reduced by $.2 million per month and is subject to reduction in the case of sales of certain property, plant and equipment, including assets held for sale), plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under a term loan (each together the "Borrowing Base"). At June 30, 1996, the Borrowing Base was estimated to be $24.7 million, which included $.7 million collateral related to the Canadian Building Products Operation which is pending sale/disposition, and was used to support the $5.0 million Term Loan Note and $16.1 million of outstanding letters of credit which are primarily used to support insurance programs, bonding programs, certain foreign credit facilities and other financial guarantees. The Company had unused availability under the Credit Facility of $3.7 million at June 30, 1996.

During 1995, the management of the Company and the Board of Directors determined that the best strategy for the Company was to operate solely as a Metal Buildings business. This decision was based in part on the operating success which the Company has achieved with its existing Metal Building businesses, along with the long-term view of the value of the Metal Building business and the cash and liquidity demands which would be required to fund the ongoing operations of the non-Metal Buildings businesses. The Company anticipates that demands on its liquidity and credit resources will continue to be significant during 1996 and the next several years primarily as a result of funding requirements associated with the trailing liabilities of sold or discontinued businesses and financing costs. The Company expects to meet these requirements through a number of sources, including operating cash generated by the Company's Metal Buildings Group, available cash which was $7.9 million at June 30, 1996, and availability under credit facilities. During the first six months of 1996, the Company reduced its letters of credit by $9.4 million, including the reduction from the U.K. Letter of Credit, which was drawn in the first quarter with the remainder reflecting primarily reductions in the collateral required to support insurance programs and bonding programs.

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

Item 4.  Submission of Matters to a Vote of Security Stockholders

         The Company's Annual Meeting (the "Annual Meeting") of Stockholders was held on May 29, 1995. The matters voted on are fully described in the Company's Proxy Statement dated April 1, 1996. At the Annual Meeting the matter of the Second Restated Certificate of Incorporation of the Company (the "Charter") to eliminate the classification of the directors was voted upon. The amendment to the Charter was as follows:
         12,719,947 votes for, 3,221,598 votes against or withheld, and 211,340 abstentions and broker nonvotes. Each of the directors was elected as follows: Andrew G.C. Sage (15,550,718 votes for and 637,703 votes against or withheld); Michael E. Heisley (15,550,642 votes for and 637,779 votes against or withheld); Frank A. Benevento (15,550,664 votes for and 637,757 votes against or withheld); Stanley G. Berman (15,550,640 votes for and 637,781 votes against or withheld); Mary Heidi Hall-Jones (15,550,753 votes for and 637,668 votes against or withheld); Kevin E. Lewis (15,550,909 votes for and 637,512 votes against or withheld); Stanley H. Meadows (15,550,497 votes for and 637,924 votes against or withheld); Leonids Rudins 15,550,475 votes for and 637,946 votes against or withheld); Gregg C. Sage (15,550,664 votes for and 637,757 votes against or withheld); E.A. Roskovensky (15,550,666 votes for and 637,755 votes against or withheld).

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Computation of Earnings (Loss) per Common Share, filed herewith.

         (b)  Exhibit 27 - Financial Data Schedule.



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





August 13, 1996
- ---------------



                           ROBERTSON-CECO CORPORATION
                                  EXHIBIT INDEX
                           --------------------------



EXHIBIT 11 -  Computation of Earnings (Loss) Per Common Share

EXHIBIT 27 -  Financial Data Schedule