Form 10-Q
period 1996-09-30
ROBERTSON CECO CORP
filed 1996-11-12
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[  x  ]   Quarterly report under Section 13 or 15 (d) of the Securities Exchange
          Act of 1934

For the quarterly period ended September 30, 1996
                               -------------
                                       OR
[     ]   Transition report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number     1-10659
                           -------
                           ROBERTSON-CECO CORPORATION
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              36-3479146
     ----------------------------------          --------------------
     (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)           Identification No.)

5000 Executive Parkway, San Ramon, California              94583
-----------------------------------------------       ------------------
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   510-358-0330
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
                                          Yes     X       No
                                              --------        --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                   Outstanding at November 01, 1996
-----------------------------------  ---------------------------------
Common Stock, par value $0.01 per                 16,082,618
  share

                      ROBERTSON-CECO CORPORATION

                                    Form 10-Q
                                    ---------

                 For Quarter Ended September 30, 1996
                 ------------------------------------

                                 INDEX
                                 =====


PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets --
             September 30, 1996 and December 31, 1995   . . . . .  3

          Condensed Consolidated Statements of Operations
             and Retained Earnings (Deficit) -- Three and Nine
             Months Ended September 30, 1996 and 1995   . . . . .  5

          Condensed Consolidated Statements of Cash Flows --
             Nine Months Ended September 1996 and 1995  . . . . .  7

          Notes to Condensed Consolidated Financial
             Statements   . . . . . . . . . . . . . . . . . . . .  9

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . 13


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . 18

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . 18

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .   20





                      ITEM 1. FINANCIAL STATEMENTS
                       ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                   (In thousands, except share data)
                              (Unaudited)


                                            September 30  December 31
                                                1996          1995
                                            ------------  -----------
         -- ASSETS --

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . .   $ 14,981       $  9,668
   Restricted cash  . . . . . . . . . . . .        -              209
   Accounts and notes receivable, net . . .     29,213         25,261
                                              --------      --------
   Inventories:
     Work in process  . . . . . . . . . . .      4,605         4,880
     Material and supplies  . . . . . . . .      7,302         8,608
                                              --------      --------
     Total inventories  . . . . . . . . . .     11,907        13,488
                                              --------      --------

   Businesses held for sale, net  . . . . .        -           4,000

   Deferred taxes, current  . . . . . . . .      6,918           -

   Other current assets . . . . . . . . . .      2,028         1,871
                                              --------      --------

     Total current assets . . . . . . . . .     65,047        54,497
                                              --------      --------
PROPERTY - at cost  . . . . . . . . . . . .     42,694        39,632

   Less accumulated depreciation  . . . . .    (19,802)      (17,389)
                                              --------      --------
     Property, net  . . . . . . . . . . . .     22,892        22,243
                                              --------      --------
DEFERRED TAXES  . . . . . . . . . . . . . .     24,082           -
                                              --------      --------
EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED BUSINESSES - NET . . . . . . .     26,818        27,439
                                              --------      --------
OTHER NON-CURRENT ASSETS  . . . . . . . . .      4,762         4,300
                                              --------      --------
   TOTAL ASSETS   . . . . . . . . . . . . .   $143,601      $108,479
                                              ========      ========

       See Notes to Condensed Consolidated Financial Statements.


                      ROBERTSON-CECO CORPORATION
           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
           -------------------------------------------------
                   (In thousands, except share data)
                              (Unaudited)


                                            September 30  December 31
                                                1996          1995
                                            ------------  -----------
         -- LIABILITIES --

CURRENT LIABILITIES:
   Accounts payable, principally trade  . .   $  13,861    $  18,085
   Insurance liabilities  . . . . . . . . .       8,242        8,243
   Other accrued liabilities  . . . . . . .      22,136       28,081
                                              ---------    ---------
   Total current liabilities  . . . . . . .      44,239       54,409

LONG-TERM DEBT, less current portion  . . .      39,206       40,530
LONG-TERM INSURANCE LIABILITIES . . . . . .       7,116       10,744
LONG-TERM PENSION LIABILITIES . . . . . . .      10,356        6,907
RESERVES AND OTHER LIABILITIES  . . . . . .      23,150       25,883
                                              ---------    ---------
TOTAL LIABILITIES . . . . . . . . . . . . .     124,067      138,473
                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, par value $0.01 per share          161          162
   Capital surplus  . . . . . . . . . . . .     172,164      172,350
   Warrants . . . . . . . . . . . . . . . .       6,042        6,042
   Retained earnings (deficit)  . . . . . .    (153,387)    (202,820)
   Excess of additional pension liability
     over unrecognized prior service cost .      (5,001)      (5,001)
   Deferred compensation  . . . . . . . . .        (138)        (398)
   Foreign currency translation
     adjustments  . . . . . . . . . . . . .        (307)        (329)
                                              ---------    ---------
     Stockholders' equity (deficiency)  . .      19,534      (29,994)
                                              ---------    ---------
       TOTAL LIABILITIES AND STOCK-
         HOLDERS' EQUITY (DEFICIENCY) . . .   $ 143,601    $ 108,479
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
                                  (Unaudited)


                                  Three Months Ended   Nine Months Ended
                                     September 30        September 30
                                  ---------------      ------------------
                                    1996      1995       1996      1995
                                  --------  --------   --------  --------
NET REVENUES  . . . . . . . . .   $ 70,433  $ 70,620   $191,281  $197,965
                                  --------  --------   --------  --------

COSTS AND EXPENSES:
   Cost of sales  . . . . . . .     54,387    57,098    150,367   162,983
   Selling, general and
     administrative . . . . . .      6,792     8,056     19,995    24,207
                                  --------  --------   --------  --------
     Total  . . . . . . . . . .     61,179    65,154    170,362   187,190
                                  --------  --------   --------  --------
OPERATING INCOME  . . . . . . .      9,254     5,466     20,919    10,775
                                  --------  --------   --------  --------
OTHER INCOME (EXPENSE):
   Interest expense . . . . . .     (1,043)   (1,096)    (3,066)   (3,277)
   Other income (expense)-net .        213       103        578       413
                                  --------  --------   --------  --------
     Total  . . . . . . . . . .       (830)     (993)    (2,488)   (2,864)
                                  --------  --------   --------  --------
INCOME BEFORE PROVISION FOR
 TAXES ON INCOME  . . . . . . .      8,424     4,473     18,431     7,911
PROVISION (BENEFIT) FOR TAXES
 ON INCOME  . . . . . . . . . .    (31,200)     -       (31,000)     -
                                  --------  --------   --------  --------
INCOME - CONTINUING OPERATIONS      39,624     4,473    49,431     7,911
DISCONTINUED OPERATIONS:
   Income (loss) from
    discontinued operations . .       -          281       -         (661)
   Gain on sale of business
    segment . . . . . . . . . .       -         -          -        3,450
                                  --------  --------   --------  --------
Income (loss) from discontinued
 operations . . . . . . . . . .       -          281       -        2,789
                                  --------  --------   --------  --------
NET INCOME  . . . . . . . . . .   $ 39,624   $ 4,754   $ 49,431  $ 10,700
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
                                (Unaudited)



                                 Three Months Ended     Nine Months Ended
                                    September 30          September 30
                              --------------------   -------------------
                                 1996       1995        1996       1995
                              ---------  ---------   ---------- ----------

RETAINED EARNINGS (DEFICIT)
 AT BEGINNING OF PERIOD . . .  $(193,011) $(193,333)  $(202,818) $(199,279)
NET INCOME  . . . . . . . .       39,624      4,754      49,431     10,700
                              ---------  ---------   ---------  ---------
RETAINED EARNINGS (DEFICIT)
 AT END OF PERIOD . . . . .    $(153,387) $(188,579)  $(153,387) $(188,579)
                              =========  =========   =========  =========

NET INCOME PER COMMON SHARE:
   Continuing Operations  . .  $    2.46  $     .28   $    3.07  $     .49
   Discontinued Operations          -           .02        -           .18
                              ---------  ---------   ---------  ---------
NET INCOME  . . . . . . . . .  $    2.46  $     .30   $    3.07  $     .67
                              =========  =========   =========  =========

SHARES USED IN INCOME
 PER SHARE CALCULATION . . .      16,126     15,970      16,123     15,956
                              =========  =========   =========  =========


        See Notes to Condensed Consolidated Financial Statements.



                        ROBERTSON-CECO CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                              (In thousands)
                                (Unaudited)


                                                 Nine Months Ended
                                                    September 30
                                              -----------------------
                                                 1996         1995
                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . .  $   49,431     $ 10,700
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
   Depreciation and amortization  . . . . .       3,255        3,012
   Amortization of discount on debentures
     and debt issuance costs  . . . . . . .         954          927
   Deferred income taxes  . . . . . . . . .     (31,000)         -
   Gain on sale of business segment . . . .         -         (3,450)
   Provisions for:
     Bad debts and losses on erection
       contracts  . . . . . . . . . . . . .         462          559
     Rectification and other costs  . . . .         977        1,411
   Changes in assets and liabilities, net
     of divestitures:
     (Increase) decrease in accounts and
       notes receivable . . . . . . . . . .      (2,190)      (1,465)
     (Increase) decrease in inventories . .       1,581         (462)
     (Increase) decrease in restricted cash         209        2,153
     Increase (decrease) in accounts
        payable, principally trade  . . . .      (4,224)      (2,129)
     Increase (decrease) in other current
       liabilities  . . . . . . . . . . . .      (8,175)       8,882
     Net changes in other assets and
       liabilities  . . . . . . . . . . . .      (1,509)     (15,781)
                                               --------     --------
   Net cash provided by operating
     activities . . . . . . . . . . . . . .       9,771        4,357
                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . .      (3,184)      (3,715)
Proceeds from sales of property, plant
  and equipment . . . . . . . . . . . . . .        -             188
Proceeds from sales of businesses . . . . .        -           8,000
Proceeds from assets held for sale  . . . .          50          515
                                               --------     --------
   Net cash provided by (used for)
     investing activities . . . . . . . . .    $ (3,134)     $ 4,988
                                               --------     --------

        See Notes to Condensed Consolidated Financial Statements.


                  ROBERTSON-CECO CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
     -----------------------------------------------------------
                           (In thousands)
                             (Unaudited)


                                                 Nine Months Ended
                                                    September 30
                                             ------------------------
                                                 1996         1995
                                             -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) short-
  term borrowings . . . . . . . . . . . . .    $   -        $    840
Proceeds from long-term borrowings  . . . .        -             219
Payments on long-term borrowings  . . . . .        -            (139)
Payments of capitalized interest on 12%
  Notes     . . . . . . . . . . . . . . . .      (1,324)        -
                                               --------     --------
   Net cash provided by (used for)
     financing activities . . . . . . . . .      (1,324)         920
                                               --------     --------
   Net increase (decrease) in cash and
     cash equivalents . . . . . . . . . . .      5,313       10,265
   Cash and cash equivalents - beginning
     of period  . . . . . . . . . . . . . .      9,668        7,890
                                               --------     --------
   Cash and cash equivalents - end of
     period . . . . . . . . . . . . . . . .   $ 14,981     $ 18,155
                                               ========     ========
SUPPLEMENTAL CASH FLOW DATA:
   Cash payments made for:
     Interest . . . . . . . . . . . . . . .   $  2,861     $ 2,238
                                               ========     ========
     Income taxes . . . . . . . . . . . . .    $   -        $   -
                                               ========     ========


      See Notes to Condensed Consolidated Financial Statements.


                   ROBERTSON-CECO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments, except for the adjustment to the deferred tax valuation allowance (Note 2). The Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1995 has been reclassified to reflect the sale of the Concrete Construction Group and the Building Products Group as discontinued operations (Note 3). Certain other previously reported amounts have been reclassified to conform to the 1996 presentation.

2.   TAXES ON INCOME
     ---------------

During the three months ended September 30, 1996, the Company earned $8,424,000 of income before provision for taxes on income, its third consecutive profitable quarter. Also during the quarter, the Company sold its Asia/Pacific subsidiary, thus substantially completing its divestiture plan. Because of these achievements, along with the continued improvement in the Company's backlog, realization of the benefits of certain restructuring initiatives, and successful implentation of cost containment measures associated with trailing liabilities, management reduced the Company's deferred tax asset valuation allowance from $43,000,000 to $12,000,000, resulting in a $31,000,000 credit to Provision
(benefit) for taxes on income. The remaining deferred tax valuation reserve represents managements estimate of unrealizable tax benefits associated primarily with foreign operations. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company is required to recognize the portion of its deferred tax asset which it believes will more likely than not be realized. Management believes that the Company will be able to realize the unreserved portion of its deferred tax asset through future earnings. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability, amounts and timing of payments related to its trailing liabilities, or other events which might affect the realization of the Company's deferred tax asset.

3.   DISPOSITIONS
     ------------

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

On September 30, 1996, the Company sold its Asia/Pacific Building Products operation. Pursuant to the sale, the buyer caused the payment of approximately $1,600,000 which was classified as Accounts and notes receivable at September 30, 1996. Pursuant to the terms of the sale, for a period of one year, the Company will be required to maintain the $2,000,000 letter of credit, which was in place at September 30, 1996, in support of the Asia/Pacific Building Products Operation's credit facility. The Buyer is obligated to reimburse the Company for any amounts drawn on the letter of credit. Additionally, the Company remains liable to indemnify the Buyer for certain liabilities of the sold business. In connection with the sale, the Company agreed to continue to supply products to the Asia/Pacific Building Products operation at a fixed margin for a period of two years.

     The decision to divest the Asia/Pacific and the Canadian Building Products Operations represents the Company's complete exit from the Building Products business. For accounting purposes, the Concrete Construction Group and the Building Products Group were each considered a separate business segment. Accordingly, the Company's Consolidated Statements of Operations have been reclassified to reflect these businesses as discontinued operations. For purposes of the December 31, 1995 Consolidated Balance Sheet, the assets and liabilities of the Canadian Building Products Operations are netted and classified as assets held for sale - current.



     The following table summarizes the revenues and income/(losses) of the Company's businesses which have been accounted for as discontinued operations.

                                      Three               Nine
                                  Months Ended       Months Ended
                                 September 30,      September 30,
                                      1995                1995
                                 -------------      -------------
                                            (Thousands)
     Revenues
        Building Products Group .  $ 12,661           $ 29,938
        Concrete Construction
         Group  . . . . . . . . .      -                11,088
                                   --------           --------
          Total . . . . . . . . .  $ 12,661           $ 41,026
                                   ========           ========
     Discontinued operations
        Income (loss) from
         discontinued operations
          Building Products Group  $    281           $ (1,166)
          Concrete Construction
           Group  . . . . . . . .      -                   505
                                   --------           --------
          Total . . . . . . . . .  $    281           $   (661)
                                   ========           ========

     Gain (loss) on sale/disposal
      of business segment
        Building Products Group .  $   -              $   -
        Concrete Construction
         Group  . . . . . . . . .      -                 3,450
                                   --------           --------
          Total . . . . . . . . .  $   -              $  3,450
                                   ========           ========




4.   OTHER CURRENT LIABILITIES
     -------------------------

     Other current liabilities consisted of the following:

                                      September 30   December 31
                                          1996           1995
                                       -----------   -----------
                                              (Thousands)
     Payroll, pension and related
      benefits  . . . . . . . . . . . .  $ 5,555       $10,378
     Warranty and backcharge
      reserves  . . . . . . . . . . . .    3,540         3,854
     Deferred revenues  . . . . . . . .    1,842         1,450
     Reserves for restructuring . . . .      566           753
     Accrued interest   . . . . . . . .    3,407         2,821
     Other  . . . . . . . . . . . . . .    7,226         8,825
                                         -------       -------
     Total  . . . . . . . . . . . . . .  $22,136       $28,081
                                         =======       =======

5.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean-up at various waste disposal sites. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company has engaged various third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based upon currently available information, including the reports of third parties, management does not believe that the resolution of these matters will have a material adverse effect on the consolidated financial statements.

     In connection with the settlement of a construction contract dispute, on March 3, 1995 the Company entered into an agreement which provides that if
     (i) at least 30% of the ownership of the common stock of the Company is not held jointly by the current Chairman of the Company, who currently controls approximately 1.7% of the outstanding common stock and the current Chief Executive Officer and Vice Chairman of the Company, who currently controls approximately 55.83% of the outstanding common stock and (ii) either or both do not continue as Chief Executive Officer and/or Chairman of the Company, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $5,250,000 at September 30, 1996, rather than the scheduled $250,000 quarterly payments.

     At September 30, 1996, the Company had outstanding performance and financial bonds of $19,900,000, which generally provide a guarantee as to the Company's performance under contracts and other commitments and are collateralized in part by letters of credit which were issued under the Company's credit facility. The outstanding bond amounts above include approximately $16,800,000 of performance bonding related to businesses which were previously sold or are pending disposition (see Note 3).



          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Revenues for the third quarter of 1996 were $70.4 million, a decrease of $.2 million or .3% compared to the third quarter of 1995. On a year-to-date basis, revenues were $191.3 million in 1996, compared to $198.0 million in 1995, a decrease of $6.7 million or 3.4%. The decrease in year-to-date revenues is primarily the result of severe weather conditions in early 1996, and a lower backlog of orders at the beginning of 1996. The Company's gross margin percentage was approximately 22.8% in the third quarter of 1996 compared to 19.1% during the same period in 1995. The gross margin percentage was 21.4% and 17.7% during the nine months ended September 30, 1996 and 1995, respectively. The increase in the Company's gross margin is primarily a result of lower material costs, reduced costs associated with various employee benefit plans and insurance programs and certain other cost reduction initiatives which have been implemented by the Company.

Selling, general and administrative expenses decreased by $1.3 million in the third quarter of 1996 compared to the same quarter of 1995. During the nine months ended September 30, 1996, selling general and adminstrative expenses decreased by $4.2 million compared to the same period a year ago. These reductions reflect savings realized by the Company from the continuing efforts to reduce general and administrative costs and from modifications made during 1995 to certain defined benefit pension plans and retiree medical programs. The increase in gross profit and reductions in selling, general and administrative expenses resulted in operating income of $9.3 million and $20.9 million during the three and nine months ended September 30, 1996, respectively, compared to operating income of $5.5 million and $10.8 million during the three and nine months ended September 30, 1995, respectively.

Interest expense for the three and nine months ended September 30, 1996 was $1.0 million and $3.1 million, respectively, compared to $1.1 million and $3.3 million for the three and nine months ended September 30, 1995, respectively.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" all future interest payments which are due on the Company's 12% Notes are recorded as long term debt, except for the current portion which is classified as accrued interest payable. As a result, the Company does not record interest expense related to the 12% Notes. If the Company had not capitalized all future interest payments on its 12% Notes, interest expense would have been increased by $.7 million during each of the quarters ended September 30, 1995 and 1996,and $2.0 million during the nine month periods ended September 30, 1995 and 1996.

During the three months ended September 30, 1996, the Company earned $8,424,000 of income before provision for taxes on income, its third consecutive profitable quarter. Also during the quarter, the Company sold its Asia/Pacific subsidiary, thus substantially completing its divestiture plan. Because of these achievements, along with the continued improvement in the Company's backlog, realization of the benefits of certain restructuring initiatives, and successful implentation of cost containment measures associated with trailing liabilities, management reduced the Company's deferred tax asset valuation allowance from $43,000,000 to $12,000,000, resulting in a $31,000,000 credit to Provision
(benefit) for taxes on income. The remaining deferred tax valuation reserve represents managements estimate of unrealizable tax benefits associated primarily with foreign operations. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company is required to recognize the portion of its deferred tax asset which it believes will more likely than not be realized. Management believes that the Company will be able to realize the unreserved portion of its deferred tax asset through future earnings. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability, amounts and timing of payments related to its trailing liabilities, or other events which might affect the realization of the Company's deferred tax asset.

Income from continuing operations, which reflects the reduction in the deferred tax asset valuation allowance, was $39.6 million during the third quarter of 1996 compared to $4.5 million during the same period of 1995. On a year-to-date basis, income from continuing operations was $49.4 million in 1996, compared to $7.9 million during the nine month period ended September 30, 1995.

Net income during the three and nine months ended September 30, 1996 was $39.6 million and $49.4 million, respectively, compared with $4.8 million and $10.7 million during the three and nine months ended September 30, 1995, respectively. These increases result from the previously discussed deferred tax asset adjustment, the Company's continuing cost reduction efforts and better realization on revenues.



Backlog of Orders
-----------------

At September 30, 1996, the backlog of unfilled orders believed to be firm for the Company's ongoing Metal Buildings Group was approximately $79.1 million compared to a backlog of $75.6 million at September 30, 1995 and $63.1 million at December 31, 1995.

Litigation
----------

There are various proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. The Company has recorded a liability related to litigation where it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the outcome of the Company's legal proceedings cannot at this time be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial condition or results of operations of the Company.
Environmental Matters
---------------------

The Company has been identified as a potentially responsible party by various federal and state authorities for clean-up at various waste disposal sites. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company has engaged various third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based upon currently available information, including the reports of third parties, management does not believe resolution of these matters will have a material adverse effect on the consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1996, the Company generated approximately $9.8 million of cash from its operating activities. Uses of operating cash flow were primarily requirements for trailing liabilities associated with sold and discontinued businesses and seasonal working capital requirements at the Company's Metal Buildings Group. During the first nine months of 1996, the Company's policy was to aggressively close and settle outstanding worker's compensation and general liability claims and in connection therewith the Company spent approximately $4.3 million during the period. Also during the first nine months of 1996, the Company aggressively followed an early payment policy on certain raw material purchases in order to take advantage of early payment discounts.

During the first quarter of 1996 the Company spent $1.9 million in connection with a drawn letter of credit which was associated with the Company's former U.K. subsidiary (the "U.K. Letter of Credit"). Additionally, the Company contributed $1.8 million to its defined benefit pension plans during the nine months ended September 30, 1996. Effective June 30, 1996, the Company merged its three remaining defined benefit plans into a single defined benefit plan to reduce the anticipated funding requirements during the next several years and to reduce plan administrative expenses.

The Company spent approximately $3.2 million on capital expenditures during the first nine months of 1996 directed toward upgrading and improving manufacturing equipment. Additionally, in May 1996, the Company paid semi-annual interest on the 12% Senior Subordinated Notes which amounted to approximately $1.4 million.


Unrestricted cash and cash equivalents increased by $5.3 million during the period from December 31, 1995 to September 30, 1996. At September 30, 1996, the Company had $15.0 million of unrestricted cash and cash equivalents.

The Company maintains an asset based credit facility (the "Credit Facility") which supports both the Company's U.S. and Canadian operations, and which, under its terms, has maximum availability of $45.0 million and expires on May 18, 1999. Availability under the Credit Facility is based on a percentage of eligible accounts receivable and inventory, plus a decreasing base amount plus the amount provided by the Company as cash collateral, if any, less the amount of $5.0 million required to be outstanding under a term loan (each together the "Borrowing Base"). At September 30, 1996, the Borrowing Base was estimated to be $27.1 million used to support the $5.0 million Term Loan Note and $16.7 million of outstanding letters of credit used to support insurance programs, bonding programs, certain foreign credit facilities and other financial guarantees. The Company had unused availability under the Credit Facility of $5.4 million at September 30, 1996. During the first nine months of 1996, the Company reduced its letters of credit by $8.8 million.






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



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Computation of Earnings (Loss) per Common Share, filed herewith.

         (b)  Exhibit 27 - Financial Data Schedule.

         (c)  Reports on Form 8-K:
              On October 15, 1996, the Company filed a report of form 8-K reporting the sale of its Asia/Pacific Buildings Products Operations to Bruce International, Inc.





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






                               ROBERTSON-CECO CORPORATION
                               --------------------------
                                      (Registrant)






                      By:    /s/ Ronald D. Stevens
                             -----------------------------
                             Ronald D. Stevens
                             Executive Vice President
                             And Chief Financial Officer




November 8,1996
---------------



                           ROBERTSON-CECO CORPORATION
                                  EXHIBIT INDEX
                           --------------------------



EXHIBIT 11 -  Computation of Earnings (Loss) Per Common Share

EXHIBIT 27 -  Financial Data Schedule