Form 10-K405
period 1996-12-31
ROBERTSON CECO CORP
filed 1997-03-31
CIK 868635

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-K

Annual report ("Report") pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 (FEE REQUIRED)

Commission file number 1-10659

                             ROBERTSON-CECO CORPORATION
----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            Delaware                                     36-3479146
-------------------------                 -------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

   5000 Executive Pkwy, Ste. 425, San Ramon, CA                   94583
----------------------------------------------------         --------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (510) 358-0330
                                                             --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                                ON WHICH REGISTERED
       --------------------                        ----------------------------

Common Stock, par value, $0.01 per share               New York Stock Exchange
----------------------------------------        -------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                        None
--------------------------------------------------------------------------------
                                   (Title of Class)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $39,015,239 based upon the closing sales price of Registrant's common stock on the New York Stock Exchange on March 24, 1997. (The value of shares of common stock held by executive officers and directors of the Registrant and their affiliates has been excluded.)

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
                                  Yes    X    No
                                       -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    As of March 24, 1997, 16,110,618 shares of common stock of the Registrant were outstanding.

    Portions of the Registrant's definitive proxy statement for Registrant's 1997 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of Registrant's fiscal year covered by this report ("Report") are incorporated by reference into Part III.

                             ROBERTSON-CECO CORPORATION

                                 Table of Contents

                                       PART I

                                                                Page
          --------------------------------------------------------------

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .    3

Item 2.   Properties  . . . . . . . . . . . . . . . . . . . .    6

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .    6

Item 4.   Submission of Matters to a Vote of Security Holders    7

Item 4.1  Executive Officers of the Registrant  . . . . . . .    7


                                      PART II

          --------------------------------------------------------------
Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters . . . . . . . . . . . . . . .    8

Item 6.   Selected Financial Data . . . . . . . . . . . . . .    9

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . .   11

Item 8.   Financial Statements and Supplementary Data . . . .   17

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . . . . .   40


                                      PART III

          --------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant    41

Item 11.  Executive Compensation  . . . . . . . . . . . . . .   41

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management  . . . . . . . . . . . . . . . . .   41

Item 13.  Certain Relationships and Related Transactions  . .   41


                                       PART IV

          --------------------------------------------------------------

ITEM 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . . . . .   42

          Signatures  . . . . . . . . . . . . . . . . . . . .   43



ITEM 1.  BUSINESS
         --------

THE COMPANY

     Robertson-Ceco Corporation (the "Company") was formed on November 8, 1990 by the merger (the "Combination") of H. H. Robertson, Inc. ("Robertson") and Ceco Industries, Inc. ("Ceco Industries") with and into The Ceco Corporation ("Ceco"), a wholly-owned subsidiary of Ceco Industries, with Ceco continuing as the surviving corporation under the name Robertson-Ceco Corporation. The Combination was accounted for using the purchase method, with Robertson deemed the acquiror.

     After the Combination, the Company and its subsidiaries operated in four business segments: (1) the Metal Buildings Group, which operates primarily in North America and is engaged in the manufacture, sale and installation of pre-engineered metal buildings for commercial and industrial users; (2) the Building Products Group, which operated on a worldwide basis and was engaged in the manufacture, sale and installation of non-residential building components, including wall, roof and floor systems; (3) the Door Products Group which operated primarily throughout the United States and was engaged in the manufacture and distribution of metal, wood and fiberglass doors and frames for commercial and residential markets; and (4) the Concrete Construction Group, which operated throughout the United States and was engaged in the provision of subcontracting services for forming poured-in-place, reinforced concrete structures.


DIVESTITURES

     During 1991, management began to develop and implement a series of restructuring actions designed to improve the Company's operational performance and liquidity. In connection with these restructuring initiatives, during the first quarter of 1992, the Company sold its Door Products Group, certain domestic Building Products businesses, and its Building Products subsidiary located in South Africa.

     In November 1993, the Company sold its Building Products subsidiary located in the United Kingdom (the "U.K. Subsidiary"). During the fourth quarter of 1994, the Company sold its remaining U.S. Building Products operation, the Cupples Products Division ("Cupples Division"), which manufactured curtainwall systems, and commenced a plan to sell or dispose of its remaining European Building Products operations. In 1995, the Company sold its subsidiaries located in Holland and Spain. In 1996, the Company sold its subsidiary located in Norway, and its Building Products operations located in Australia, Northeast Asia and Southeast Asia (together the "Asia/Pacific Building Products
Operations").   The Canadian Building Products business is expected to be
divested in 1997. The decision to divest the Asia/Pacific and the Canadian Building Products Operations represents a complete exit from the Building Products business. On March 3, 1995, the Company sold the Concrete Construction Group to a company which is controlled by the Company's Chief Executive Officer.


     For accounting purposes, the Door Products Group, Concrete Construction Group and the Building Products Group were each considered separate business segments. Accordingly, the Company's Consolidated Statements of Operations were reclassified to reflect these businesses as discontinued operations.

     In addition to the sale of and exit from the businesses discussed above, a series of other operational restructuring actions were taken during the past several years, including downsizing the corporate office, closing excess metal building plants and redistributing manufacturing operations and equipment from closed operations, consolidating and improving capacity and cost effectiveness at the remaining plants, reducing work force levels, and redefining management and operating policies. Furthermore, significant financial restructuring actions have been completed by the Company. (See "Managements Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996.)

METAL BUILDINGS GROUP

     The ongoing operations of the Company now consist of the Metal Buildings Group. The Metal Buildings Group consists of three pre-engineered metal building companies: Ceco Building Systems, Star Building Systems, and H. H. Robertson Building Systems (Canada). Pre-engineered metal buildings have traditionally accounted for a significant portion of the market for nonresidential low-rise buildings under 150,000 sq. ft. in size that are built in North America. Historically aimed at the one-story small to medium building market, the use of the product is expanding to large (up to 1 million sq. ft.), more complex, and multi-story (up to 4 floors) buildings. The product provides the customer with a custom designed building at generally a lower cost than conventional construction and is generally faster to job completion from concept.

     The Company's metal building systems are manufactured at five U.S. plants with one located in each of California, Mississippi, North Carolina and two in Iowa. The Company has one plant outside of the U.S. located in Ontario, Canada. The buildings are primarily sold through builder/dealer networks located throughout the United States and Canada. In addition to sales in North America, in recent years the Company has been selling its buildings to the Asian market. Sales to the Asian market are made both through local unaffiliated dealers and by Company salespersons.

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

     The Company considers all aspects of its business to be highly competitive and faces competition from many other manufacturers. Price, delivery and service are the primary competitive features in this market. The Company's business is both seasonal and cyclical in nature and, as a consequence, has certain working capital needs which are characteristic of the metal buildings industry. At a time of increased construction activity, the Company has a need for increased working capital which historically has been funded by available cash and short-term bank borrowings. Since the Company operates in the industrial and commercial building sectors, primarily in North America, its results are heavily influenced by the growth in such economies, interest rates and credit available to builders, developers and the ultimate owners of the Company's buildings.


SEASONALITY

     The Company operates in the industrial and commercial building sectors with substantially all of the Company's revenues concentrated in North America. The Company's business is seasonal in nature and operating results are affected, in part, by the severity of weather conditions.



CUSTOMERS

     The Company serves a wide variety of customers, virtually all of which are in the construction industry. There is no dependence upon a single customer, group of related customers or a few large customers.


INVENTORY AND BACKLOG

     Virtually all sales of pre-engineered metal buildings are for specific projects, and the Company maintains a minimum inventory of finished products. Shipments of pre-engineered metal buildings are generally made directly from the manufacturing plant to the building sites. Most raw materials are steel-related materials which are susceptible to price increases, especially during periods of strong economic growth. Historically, the Company and the companies with which it competes have been successful in passing on such price increases to purchasers.

     Due to the wide availability of the necessary raw materials and the relatively short delivery lead times, the Company generally has been able to minimize its risk with respect to price increases in the raw materials used to manufacture its products. To the extent that the Company quotes a fixed-price sales contract and has not locked in the related cost of the raw materials, the Company is at risk for price increases in such raw materials. Additionally, during times of declining demand, selling prices tend to be adversely affected and the Company may not experience similar declines in material costs.

     Backlog is determined based upon receipt of a contract or purchase order from the customer. The Company reduces its backlog upon recognition of revenue. At December 31, 1996, the backlog of unfilled orders believed to be firm for the Company's Metal Buildings Group was approximately $72 million compared with a corresponding Metal Buildings Group backlog of approximately $63 million at December 31, 1995. Substantially all of the December 31, 1996 backlog is expected to be executed in 1997.


PATENTS

     The Company owns a number of patents with varying expiration dates extending beyond the year 2000. None of these patents is believed to be a major factor in the competitive position of the Company.


ENVIRONMENTAL CONTROLS

     The Company's current and prior manufacturing activities have generated and continue to generate materials classified as hazardous wastes. The Company devotes considerable resources to compliance with legal and regulatory requirements relating to (a) the use of these materials, (b) the proper disposal of such materials classified as hazardous wastes and (c) the protection of the environment. These requirements include clean-ups at various sites. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and such liability can be reasonably estimated. However, no assurance can be given that discovery of new facts and the application of the legal and regulatory requirements to those facts would not be material and would not change the Company's estimate of costs it could be required to pay in any particular situation (See "ENVIRONMENTAL MATTERS").



EMPLOYEES

     At December 31, 1996, the Company employed approximately 1,400 persons (excluding 135 employees at the Company's discontinued Building Products Group operation) and was a party to collective bargaining agreements with labor unions covering approximately 140 employees. Work stoppages are a possibility in connection with the negotiation of collective bargaining agreements, although the Company believes that its employee relations are generally satisfactory.



FOREIGN OPERATIONS

     For the year ended December 31, 1996, the foreign operations of the Metal Buildings Group accounted for 5.2% of the Company's revenues before inter-area eliminations, and at December 31, 1996, foreign operations of the Metal Buildings Group accounted for 5.2% of the Company's total assets (before adjustments and eliminations). The Company's foreign business results in several risks to the Company's financial condition and results of operations, but these are not considered significant.


ITEM 2.  PROPERTIES
         ----------

     The Company owns and operates six manufacturing plants which produce the products and materials sold by its Metal Buildings business. The listing below identifies the locations of those facilities. The productive capacities of these plants are considered adequate to serve the Company's business needs at a volume at least equal to that achieved in 1996.

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



ITEM 3.  LEGAL PROCEEDINGS
         -----------------

LAWSUITS

     There are various proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's existing and prior businesses. While the outcome of the Company's legal proceedings cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect upon the consolidated financial condition or results of operations of the Company.


ENVIRONMENTAL MATTERS

     The Company has completed its investigation of two owned disposal sites in Beaver County, Pennsylvania formerly used by Robertson to dispose of plant wastes from the Company's former Ambridge, Pennsylvania Building Products manufacturing facility. The Company has submitted its reports of findings to the Pennsylvania Department of Environmental Protection ("PDEP") and has submitted work plans for remedial activities for both sites to the PDEP for its consideration and approval. The Company also is in the process of finalizing a Consent Order and Agreement to memorialize an agreed upon approach to remediate these sites. In another matter, the Company received approval for a work plan from the Illinois Environmental Protection Agency ("IEPA") for the closure of an owned hazardous waste storage facility for electric arc furnace dust generated from Ceco's former Lemont, Illinois steel mill facility. Environmental closure at this site is substantially complete. A closure unit has been constructed and a post-closure groundwater monitoring well system was installed and is currently in operation.

     The Company has recorded reserves in amounts which it considers to be adequate to cover the costs which may be incurred in relation to these and other environmental matters. However, no guarantee can be made that the relevant governmental authorities will accept the remediation plans or actions proposed by the Company or the position taken by the Company as to its legal responsibilities and therefore that more costly remediation efforts will not be required.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ---------------------------------------------------

     During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of security holders.


ITEM 4.1.EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company as of March 26, 1997.


Name                     Age           Position
----                     ---           --------

Andrew G. C. Sage, II    71            Chairman
Michael E. Heisley       60            Chief Executive Officer and Vice
                                         Chairman
E.A. Roskovensky         51            President and Chief Operating Officer
Ronald D. Stevens        53            Executive Vice President and Chief
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

     Mr. Heisley is Chief Executive Officer and Vice Chairman (since December
1993) of the Company.   Mr. Heisley is Chairman of the following companies:
Davis Wire Corporation (since 1991), a manufacturer of steel wire; Tom's Foods, Inc. (since 1993), a manufacturer and distributor of snack foods; and Nutri/System, L.P. (since 1993), a national weight maintenance company. He is also a Chairman of the Executive Committee of Pettibone Corporation (since
1988), a diversified manufacturing company, and a director of Envirodyne, Inc. (since 1994).

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

     Mr. Stevens is Executive Vice President and Chief Financial Officer (since October 1996) of the Company. Prior to being elected Chief Financial Officer, Mr. Stevens was a Principal/Owner of Productivity Consulting Group, Inc. (from January 1991 to October 1996).

                                      PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------------------

COMMON STOCK

     The Company's Common Stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "RHH". The following table sets forth the high and low sale prices per share of the Common Stock as reported on the NYSE Composite Transaction Reporting System during the calendar periods indicated. Under the terms of the Company's current credit facility, the Company's ability to pay cash dividends is restricted. The Company did not pay cash dividends on its Common Stock during the periods set forth below.

                                              High           Low
                                           ----------    -----------

Calendar 1995
  First Quarter . . . . . . . . . . . . .  $ 3    1/2     $ 2    3/4
  Second Quarter  . . . . . . . . . . . .    3    1/8       2    1/4
  Third Quarter . . . . . . . . . . . . .    3    3/4       2    1/2
  Fourth Quarter  . . . . . . . . . . . .    7    1/8       3    5/8

Calendar 1996
  First Quarter . . . . . . . . . . . . .  $ 6    5/8     $ 5    1/8
  Second Quarter  . . . . . . . . . . . .    6    1/8       4    3/4
  Third Quarter . . . . . . . . . . . . .    7    7/8       4    1/2
  Fourth Quarter  . . . . . . . . . . . .    8    7/8       7    3/4


     There were approximately 2,418 holders of record of the Company's Common Stock as of March 24, 1997. Included in the number of stockholders of record are stockholders who held shares in "nominee" or "street" name. The closing price per share of the Company's Common Stock on March 24, 1997, as reported under the NYSE Composite Transaction Reporting System, was $7-1/8.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     Set forth below are historical financial data for each of the five years in the period ended December 31, 1996. These data have been derived from the audited consolidated financial statements of the Company for such periods, some of which are presented elsewhere herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Report.


Statements of Operations Data (a):
(In thousands, except share data)
                                            Year Ended December 31
                               -------------------------------------------------
                                  1992     1993(b)    1994      1995      1996
                               ---------  --------  --------  --------  --------
Net revenues  . . . . .       $187,465    $218,338   $251,584  $264,983  $255,893

Cost of sales . . . . .        162,918     188,892    213,948   218,285   201,478
                              --------    --------   --------  --------  --------
Gross Profit  . . . . .       $ 24,547    $ 29,446   $ 37,636  $ 46,698  $ 54,415
 Selling, general and
    administrative  . .         38,310      32,982     31,910    30,844    27,549
  Restructuring . . . .          2,798           -      2,075         -         -
                              --------    --------   --------  --------   -------
Operating income (loss)       $(16,561)   $ (3,536)  $  3,651  $ 15,854  $ 26,866
Interest expense  . . .        (12,628)     (9,545)    (4,164)   (4,335)   (4,166)
Other income, net . . .            806         498        346       828       841
                              --------     --------   --------  -------- --------
Income (loss) from continuing
 operations before income
 taxes . . .  . . . . .       $(28,383)   $(12,583)$     (167) $ 12,347  $ 23,541
Provision (credit) for taxes
 on income  . . . . . .              -           -          -         -   (29,067)
                               --------    --------   --------  --------  -------
Income (loss) from
 continuing operations        $(28,383)   $(12,583)  $   (167) $ 12,347  $ 52,608
Discontinued operations (c)    (42,762)    (12,520)   (21,593)  (15,888)        -
Extraordinary gain (loss) on
 debt . . . . . . . . .              -       5,367          -         -    (1,315)
Cumulative effect of
 accounting change (d)               -      (1,200)         -         -         -
                              --------    --------   --------  --------  --------
Net income (loss) . . .       $(71,145)   $(20,936)  $(21,760) $ (3,541) $ 51,293
                              ========    ========   ========  ========  ========
Earnings (loss) per common
 share(d):
  Continuing operations       $ (32.43)   $  (2.04)  $   (.01) $    .77   $  3.26
  Discontinued operations (c)   (48.57)      (2.01)     (1.37)     (.99)        -
  Extraordinary item  .              -         .86          -         -      (.08)
  Cumulative effect of
    accounting change (d)            -        (.20)         -         -         -
                               --------    --------    --------  -------- --------
  Net income (loss) per
    common share  . . .       $ (81.00)   $  (3.39)$    (1.38) $   (.22)  $  3.18
                              ========     ========   ========  ========  ========
Weighted average number of
 common shares outstanding (e)     880       6,217     15,808    16,007    16,122
                              ========     ========   ========  ========   ========
Cash dividends declared per
 common share . . . . .              -           -          -         -        -
                              ========     ========   ========  ========   ========

Balance Sheet Data (a)(b):
(Thousands)
                                              December 31
                              --------------------------------------------------
                               1992         1993       1994      1995      1996
                              --------     -------   --------  --------  --------
Working capital
  (deficiency)  . . . .      $(101,200)    $ 4,708    $ 9,826  $     88  $  2,603
Total assets  . . . . .        232,370     181,823    137,400   108,479   132,220
Long-term debt (current
  portion)  . . . . . .         67,420         390        134         -     7,455
Long-term debt (excluding
  current portion)  . .          1,426      45,084     43,421    40,530    20,000
Stockholders' equity
  (deficiency)  . . . .        (34,189)    (16,663)   (35,693)  (29,994)   26,244
                              ========    =========   ========  ======== ========


(a) The consolidated statements of operations are reclassified to reflect the operating results of the Door Products Group (measurement date was December 1991; sale was consummated in February 1992), the Concrete Construction Group (measurement date was December 1994; sale was consummated in March 1995) and the Building Products Group (measurement date was December 1995; execution of plans to exit the remaining businesses are substantially complete), as discontinued operations. Accordingly, the income and expense amounts of such business segments prior to the respective measurement dates are reclassified as a single line item within discontinued operations. For purposes of the consolidated balance sheets, the net assets and liabilities of such business segments, including any loss provisions, were recorded net as of the measurement dates.

(b) The consolidated financial information as of and for the year ended December 31, 1993, and for periods subsequent thereto, include the effects of the Company's Exchange Offer which was consummated on July 14, 1993.
      As a result of a default under the related indenture, the amount of long-term debt (current portion) at December 31, 1992 includes $63,347,000 related to the Company's 15.5% Discount Subordinated Debentures due 2000. Additionally, in connection with the Company's Exchange Offer, all future interest costs for the Company's 12% Senior Subordinated Notes were capitalized and, as a result, the Company does not record any interest expense related to the 12% Senior Subordinated Notes. The Company's 15.5% Debentures and 12% Notes were redeemed in January 1997 in connection with a refinancing of the Company's long-term debt. (see
      Note 9 of the Notes to Consolidated Financial Statements).

(c) Income (losses) from discontinued operations are reported net of income tax expense (benefit) of $1,205,000, $9,000, $256,000, $(400,000), and $0,
      during each of the years ended December 31, 1992, 1993, 1994, 1995, and 1996 respectively.

(d) In the fourth quarter of 1993, the Company adopted Statement of Accounting Standards No. 112 "Employers' Accounting for Post Employment Benefits". (See Note 17 of the Notes to Consolidated Financial Statements.)

(e) On July 23, 1993, a 1 for 16.5 reverse split of the Company's common stock became effective. All common stock share amounts and per share data are restated to reflect the reverse split.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

      Revenue for the year ended December 31, 1996 was $255.9 million, a decrease of $9.1 million, or 3.4%, compared to 1995. The decrease in revenue is primarily the result of severe weather conditions in early 1996, and a lower backlog of orders at the beginning of 1996.

      The Company's gross margin percentage was 21.3% in 1996 compared to 17.6% in 1995. This increase is primarily due to lower material costs, reduced costs associated with various employee benefit plans and insurance programs and certain other cost reduction initiatives which have been implemented by the Company. Selling, general and administrative expenses decreased by $3.3 million, or 10.7%, in 1996 compared to 1995. The decrease in selling, general and administrative expenses is primarily a result of savings realized by the company from the continuing efforts to reduce general and administrative costs and from modifications made during 1996 and 1995 to certain defined benefit pension plans and retiree medical programs. These were partially offset by higher costs associated with implementation of new information systems and decentralization initiatives.

      Operating income during the year ended December 31, 1996 was $26.9 million, compared to $15.9 million during the same period in 1995. The increase in operating income is the result of improved gross margins and lower selling, general and administrative expenses.

      Interest expense for the year ended December 31, 1996 was $4.2 million compared to $4.3 million in 1995, a decrease of $.1 million.

      Other income - net for each of the years ended December 31, 1996 and December 31, 1995 was $.8 million.

      During the third quarter of 1996, the Company reduced its deferred tax asset valuation allowance from $42,769,000 to $11,769,000 resulting in a $31,000,000 credit to Provision (benefit) for taxes on income. That decision resulted from continued profitable quarterly results, substantial completion of the Company's divestiture plan, realization of the benefits of certain restructuring initiatives, successful implementation of cost containment measures associated with trailing liabilities and other factors.

      For the year ended December 31, 1996, income from continuing operations was $52.6 million compared with $12.3 million in 1995.

      On December 31, 1996, the Company prepaid its existing term loan with Foothill Capital Corporation ("Foothill"), and the credit agreement with Foothill was terminated. In connection with the prepayment, the Company incurred a $300,000 prepayment penalty. This amount, plus $1,853,000 of deferred fees and expenses, net of taxes of $838,000, has been included in the Statements of Operations as extraordinary loss on debt redemption.

      At December 31, 1996, the backlog of unfilled orders believed to be firm was approximately $72 million compared to a backlog of approximately $63 million at December 31, 1995.


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

      The Company's gross margin percentage was 17.6% in 1995 compared to 15.0% in 1994. The improvement in the gross margin percentage is largely due to efficiencies resulting from higher levels of revenue, generally higher selling prices for the Company's products, and actions taken by the Company to reduce overhead. Selling, general and administrative expenses decreased by $1.1 million in 1995 compared to 1994. The decrease in selling, general and administrative expenses is primarily a result of maintaining the level of overall selling costs despite increased revenue, savings resulting from headcount and other cost reduction initiatives, and lower costs associated with the Company's post retirement medical programs. These were partially offset by higher costs associated with implementation of new information systems and decentralization initiatives.

      Operating income during the year ended December 31, 1995 was $15.9 million, compared to $3.7 million during the same period in 1994. The increase in operating income is the result of higher revenues, improved gross margins and lower selling, general and administrative expenses. Additionally, during 1994, the Company recorded a provision for restructuring of $2.1 million related to severance and other overhead reduction measures.

      Interest expense for the year ended December 31, 1995 was $4.3 million compared to $4.2 million in 1994, an increase of $.1 million.

      Other income - net for the year ended December 31, 1995 was $.8 million as compared to $.3 million in 1994. The increase in other income is primarily the result of higher interest income.

      For the year ended December 31, 1995, income from continuing operations was $12.3 million compared with a loss of $.2 million in 1994.


RESULTS OF  DISCONTINUED OPERATIONS

      In November 1993, the Company sold its Building Products subsidiary located in the United Kingdom. During 1994, the Company sold its remaining U.S. Building Products operation, Cupples Division, and commenced a plan to sell or dispose of its remaining European Building Products operations. In 1995, the Company developed a plan to divest of its remaining Building Products operations which are located in the Asia/Pacific region and in Canada. The Asia/Pacific operation was sold in 1996, and the Canadian Building Products Operations is expected to be divested in 1997. In connection with the Company's plan to exit its remaining Building Products Operations, the Company recorded a loss of $19.5 million in 1995. During 1995 and 1996, the Company sold its subsidiaries located in Holland, Spain and Norway. In March, 1995, the Company sold its Concrete Construction Group to an entity owned by a company which is controlled by the Company's Chief Executive Officer. In connection with the Company's sale of its Concrete Construction Group, the Company recorded a gain of $3.5 million.


      For accounting purposes, the Concrete Construction Group and Building Products Group were each considered a separate business segment. Accordingly, the Company's Consolidated Statements of Operations are reclassified to reflect these businesses as discontinued operations.

      The following table summarizes the revenues, income/(loss) from discontinued operations and gains/(losses) from the sale/disposal of the above business segments during the two years ended December 31, 1994 and 1995:


                                   Years Ended December 31
                                  -------------------------
                                      1994          1995
                                    --------      --------

Revenues
   Building Products Group  . . .   $ 60,186      $ 48,431
   Concrete Construction Group  .     69,686        11,088
                                    --------      --------
                                    $129,872      $ 59,519
                                    ========      ========
Discontinued operations
   Income (loss) from discontinued
     operations:
      Building Products Group . .   $ (7,382)     $   (388)
      Concrete Construction Group      5,189           505
      Fixed price custom curtainwall  (8,000)         -
                                    --------      --------
                                    $(10,193)     $    117
                                    ========      ========
   Gain (loss) on sale/disposal
     of business segment:
      Building Products Group . .   $(11,400)     $(19,455)
      Concrete Construction Group        -           3,450
                                    --------      --------
                                    $(11,400)     $(16,005)
                                    ========      ========


      Charges recorded during 1994 related to the Fixed Price Custom
Curtainwall business reflect primarily the settlement of contract disputes, litigation and rectification costs associated with this business exited in 1988. Income generated by discontinued Building Products operations during 1996 was approximately $924,000, on revenues of $50,539,000, and was considered in the original provisions recorded for their disposal in 1995.

ACCOUNTING CHANGES

      In June, 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Transfers of Assets and Extinguishments of Liabilities", ("FAS 125"). This statement is effective for periods after December 31, 1996. The Company will adopt this statement for the period ending December 31, 1997. The Company believes that the adoption of FAS 125 will not have a material impact on the Company's financial statements.

LITIGATION AND ENVIRONMENTAL

      There are various proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's existing and prior businesses. The Company has recorded a liability related to litigation where it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the outcome of the Company's legal proceedings cannot be predicted with certainty, management does not expect these matters will have a material adverse effect on the Consolidated Balance Sheet or Statement of Operations.

      During 1995, the Company resolved and settled disputed claims related to a Building Products construction contract and a pre-engineered metal building project. The outcome of these settlements did not have a material adverse effect on the consolidated financial condition or results of operations of the Company (see Note 13 of the Notes to Consolidated Financial Statements).

      The Company has been identified as a potentially responsible party by various federal and state authorities for clean-up at various waste disposal sites. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company has engaged various third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based upon currently available information, including the reports of third parties, management does not believe any loss in excess of the amounts accrued would be material to the consolidated financial statements.

      With respect to the environmental clean-up matters, the Company has claimed coverage under its insurance policies for past and future clean-up costs related to certain sites for which the Company believes it is indemnified under its insurance policies. The insurer has refused to admit or deny coverage under the Company's policies. As a result, the Company has filed a complaint against the insurer seeking to recover the past and future clean-up costs. It is not currently possible to predict the amount of timing of proceeds, if any, from the ultimate resolution of this matter.


LIQUIDITY AND CAPITAL RESOURCES

      During the year ended December 31, 1996, the Company generated approximately $21.8 million of cash from its operating activities, a significant increase from the past several years due to improved operating performance. Operating uses of cash were primarily for seasonal working capital requirements of the Company's business. During 1996, the Company aggressively followed an early payment policy on certain raw material purchases in order to take advantage of early payment discounts. Also during 1996, the Company's policy was to aggressively close and settle outstanding worker's compensation and general liability claims, and in connection therewith the Company spent approximately $3.4 million on claims related to current operations.

      During 1996 the Company spent approximately $9.8 million of cash on items related to discontinued operations. Most significant of these expenditures were: Worker's Compensation and General Liability claims - $2.2 million, payments resulting from settlement of litigation (See Note 13 of the Notes to Consolidated Financial Statements) - $1.3 million, and funding of defined benefit plans - $1.8 million. Additionally, during the first quarter of 1996 the Company spent $1.9 million in connection with a drawn letter of credit which was associated with the Company's former U.K. subsidiary (the "U.K. Letter of Credit"). Effective June 30, 1996, the Company merged its three remaining defined benefit plans into a single defined benefit plan to reduce the anticipated funding requirements during the next several years and to reduce plan administrative expenses.

      The Company spent approximately $3.4 million on capital expenditures during 1996 directed toward upgrading and improving manufacturing equipment. Additionally, in May and November 1996, the Company paid semi-annual interest on the 12% Senior Subordinated Notes which amounted to approximately $2.7 million. On September 30, 1996, the Company sold the business and assets of its
Asia/Pacific operations.   Upon closing of the sale, the Company received
approximately $1.6 million of cash, after adjustments.

      The Company's primary source of liquidity during the year included cash and equivalents and credit which was provided under a credit facility with Foothill Capital Corporation. Availability under the credit facility was based on a percentage of eligible accounts receivable and inventory, plus a base amount (which base amount was being reduced by $166,667 per month and was subject to reduction in the case of sales of certain property, plant, and equipment). Amongst other credit requirements as cash collateral, the borrowing base was used to support a $5.0 million term loan note which was required to be outstanding pursuant to the terms of the Credit Facility. On December 31, 1996, the Company replaced the Credit Facility with a new agreement (the "New Credit Facility") with a consortium of banks. Under the terms of the new credit facility, the lenders agreed to provide a term loan of up to $20,000,000, due June 30, 2001. The lenders also agreed to provide a revolving credit and letter of credit facility of $25,000,000 maturing December 31, 2001. Up to $20,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Availability under the revolving credit and letter of credit portion of the new Credit Facility is based on a percentage of eligible (as defined in the Credit Facility and subject to certain restrictions) accounts receivable and inventory. At December 31, 1996, the Borrowing Base was estimated to be $26.2 million. At December 31, 1996, the borrowing Base was used to support $17.0 million of outstanding letters of credit (which are used primarily to support insurance and bonding programs). The Company had unused availability under the facility of $8.0 million at December 31, 1996. The letters of credit which are supporting foreign credit facilities include a $2.0 million letter of credit supporting the Company's former Asia/Pacific Building Products' operations banking facility. The replacement of the Credit Facility with the New Credit Facility was part of a comprehensive refinancing plan that included the repayment of the $5.0 million term loan on December 31, 1996 as well as the redemption of the 12% Senior Subordinated Notes (the "12% Notes") and the 15.5% Discount Subordinated Debentures on January 15, 1997. These redemptions were effected by the Company borrowing $20 million under the new term loan and the utilization of $8 million of available cash. The Company's current liabilities at December 31, 1996 include $8.1 million of capitalized future interest payments on the 12% Notes which the Company will not be required to pay due to the redemption of the 12% Notes. This amount, net of tax, will be extinguished as an extraordinary credit in the Company's 1997 financial statements. Accordingly, the Company's working capital position increased by $8.1 million on January 15, 1997 due to the extinguishment.

      As a result, primarily of the above, cash and cash equivalents increased by $2.6 million during 1996.

      OUTLOOK. During 1995, the management of the Company and the Board of Directors determined that the best strategy for the Company was to operate solely as a Metal Buildings business. This decision was based in part on the operating success which the Company has achieved with its existing Metal Building businesses, along with the long-term view of the value of the Metal Building business and the cash and liquidity demands which would be required to fund the ongoing operations of the non-Metal Buildings businesses. The Company anticipates that demands on its liquidity and credit resources will continue to be significant during 1997 and the next several years primarily as a result of funding requirements associated with the trailing liabilities of sold and discontinued businesses and financing costs. The Company expects to meet these requirements through a number of sources, including operating cash generated by the Company's Metal Buildings Group, available cash which was $12.2 million at December 31, 1996, and availability under credit facilities. During the first quarter of 1997, the Company reduced its letters of credit which were outstanding at December 31, 1996 by $7.1 million reflecting primarily reductions in the collateral required to support insurance and bonding programs. The Company's liquidity projections are predicated on estimates as to the amount and timing of the payment of the Company's trailing liabilities and expectations regarding the operating performance of the Company's operations. In the event the Company experiences significant differences as to the amount and timing of the payment of the Company's trailing liabilities and/or the actual operating results of the Company's operations, the Company may be required to seek additional capital through new credit facilities, modification of existing credit facilities, or through a possible debt or equity offering, or a combination of the above. There can be no assurance, however, that such additional capital would be available to the Company.

      The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. This Annual Report contains forward-looking statements made in good faith by the corporation pursuant to these "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In connection with these "safe harbor" provisions, the Company identifies important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

      The Company's businesses operate in highly competitive markets and are subject to changes in general economic conditions, intense competition, changes in consumer preferences, foreign exchange rate fluctuations, the degree of acceptance of new product introductions, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

      Developments in any of these areas, which are more fully described elsewhere in part I, item 1 - Business, and item 3 - Legal Proceedings, and in part II, item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11-16 of the Company's 1996 Annual Report to stockholders, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

      The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                             ROBERTSON-CECO CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share data)

                                        For the Years Ended December 31
                                        -------------------------------
                                          1994      1995     1996
                                          ----      ----     ----

NET REVENUES  . . . . . . . . . . . . . $251,584  $264,983 $255,893

COST OF SALES . . . . . . . . . . . . .  213,948   218,285  201,478
                                        --------  -------- --------
GROSS PROFIT  . . . . . . . . . . . . . $ 37,636  $ 46,698 $ 54,415

SELLING, GENERAL AND ADMINISTRATIVE . .   31,910    30,844   27,549
RESTRUCTURING . . . . . . . . . . . . .    2,075      -        -
                                        --------  --------  --------
OPERATING INCOME  . . . . . . . . . . . $  3,651  $ 15,854 $ 26,866
                                        --------  -------- --------
OTHER INCOME (EXPENSE)
   Interest expense . . . . . . . . . . $ (4,164) $ (4,335)$ (4,166)
   Other income - net . . . . . . . . .      346       828      841
                                        --------  -------- --------
                                        $ (3,818) $ (3,507)$ (3,325)
                                        --------  -------- --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE PROVISION (CREDIT) FOR TAXES ON
  INCOME                                $   (167) $ 12,347 $ 23,541
PROVISION (CREDIT) FOR TAXES ON INCOME      -         -     (29,067)
                                        --------  -------- --------
INCOME (LOSS) FROM CONTINUING OPERATIONS $  (167) $ 12,347 $ 52,608
                                        --------  -------- --------
DISCONTINUED OPERATIONS
   Income (loss) from discontinued
     operation                          $(10,193) $    117 $   -
   Loss on sale/disposal of business
     segments                            (11,400)  (16,005)    -
                                        --------  -------- --------
   Loss from discontinued operations  . $(21,593) $(15,888)$   -
                                        --------  -------- --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM $(21,760) $ (3,541)$ 52,608

EXTRAORDINARY LOSS ON DEBT REDEMPTION .     -        -      (1,315)
                                        --------  -------- --------
NET INCOME (LOSS) . . . . . . . . . . . $(21,760) $ (3,541)$ 51,293
                                        ========  ======== ========
EARNINGS (LOSS) PER COMMON SHARE
   Continuing operations  . . . . . . . $    (01)  $   .77 $   3.26
   Discontinued operations  . . . . . .    (1.37)     (.99)    -
   Extraordinary item . . . . . . . . .     -         -        (.08)
                                        --------  -------- --------
NET INCOME (LOSS) . . . . . . . . . . . $  (1.38)  $  (.22)$   3.18
                                        ========  ======== ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING  . . . . . . . . . . .   15,808    16,007   16,122
                                        ========  ======== ========


                   See Notes to Consolidated Financial Statements.


                             ROBERTSON-CECO CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                              December 31
                                                       ---------------------
                                                            1995       1996
                                                            ----       ----
                             ASSETS

CURRENT ASSETS
   Cash and cash equivalents  . . . . . . . . .          $  9,668    $ 12,225
   Restricted cash  . . . . . . . . . . . . . .               209        -
   Accounts and  notes receivable, less allowance
     for doubtful accounts:  1995, $1,302; 1996, $1,881    25,261      22,385
   Inventories  . . . . . . . . . . . . . . . .            13,488      15,817
   Businesses held for sale, net  . . . . . . .             4,000        -
   Deferred taxes, current  . . . . . . . . . .              -          6,067
   Other current assets . . . . . . . . . . . .             1,871         810
                                                         --------    --------
     Total current assets . . . . . . . . . . .          $ 54,497    $ 57,304
                                                         --------    --------
PROPERTY - AT COST
   Land   . . . . . . . . . . . . . . . . . . .          $  1,654    $  1,654
   Buildings and improvements . . . . . . . . .             9,925       9,934
   Machinery and equipment  . . . . . . . . . .            25,760      29,027
   Construction in progress . . . . . . . . . .             2,293       2,486
                                                         --------    --------
                                                         $ 39,632    $ 43,101
   Less accumulated depreciation  . . . . . . .           (17,389)    (20,147)
                                                         --------    --------
     Property - net . . . . . . . . . . . . . .          $ 22,243    $ 22,954
                                                         --------    --------
EXCESS OF COST OVER NET ASSETS OF ACQUIRED
   BUSINESSES, LESS ACCUMULATED AMORTIZATION:
   1995, $5,085; 1996, $5,913 . . . . . . . . .          $ 27,439    $ 26,611

DEFERRED TAXES, NON-CURRENT . . . . . . . . . .              -         23,837

OTHER NON-CURRENT ASSETS  . . . . . . . . . . .             4,300       1,514
                                                         --------    --------
     Total assets . . . . . . . . . . . . . . .          $108,479    $132,220
                                                         ========    ========


                   See Notes to Consolidated Financial Statements.


                             ROBERTSON-CECO CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and per share data)

                                                    December 31
                                              -----------------------
                                                 1995        1996
                                                 ----        ----
                          LIABILITIES

CURRENT LIABILITIES:
   Current portion of long-term debt  . . . .  $     -      $   7,455
   Accounts payable, principally trade  . . .      18,085      12,578
   Insurance liabilities  . . . . . . . . . .       8,243       6,094
   Other accrued liabilities  . . . . . . . .      28,081      28,574
                                                ---------   ---------
     Total current liabilities  . . . . . . .   $  54,409   $  54,701

LONG-TERM DEBT, LESS CURRENT PORTION  . . . .      40,530      20,000

LONG-TERM INSURANCE LIABILITIES . . . . . . .      10,744       8,349

LONG-TERM PENSION LIABILITIES . . . . . . . .       6,907       2,231

RESERVES AND OTHER LONG-TERM LIABILITIES  . .      25,883      20,695

COMMITMENTS AND CONTINGENCIES

             STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK
   Par value per share $.01
   Authorized shares:  30,000,000
   Issued shares:  1995 - 16,188,618; 1996
     - 16,110,618                               $     162   $     161
CAPITAL SURPLUS . . . . . . . . . . . . . . .     172,350     178,256
WARRANTS  . . . . . . . . . . . . . . . . . .       6,042        -
ACCUMULATED DEFICIT . . . . . . . . . . . . .    (202,820)   (151,527)
EXCESS OF ADDITIONAL PENSION LIABILITY OVER
   UNRECOGNIZED PRIOR SERVICE COST  . . . . .      (5,001)       -
DEFERRED COMPENSATION . . . . . . . . . . . .        (398)       (195)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS  . .        (329)       (451)
                                                ---------   ---------
   Stockholders' equity (deficiency)  . . . .   $ (29,994)  $  26,244
                                                ---------   ---------
     Total liabilities and stockholders'
        equity (deficiency) . . . . . . . . .   $ 108,479   $ 132,220
                                                =========   =========


                  See Notes to Consolidated Financial Statements.


                              ROBERTSON-CECO CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                   For the Years Ended December 31
                                                   -------------------------------
                                                       1994      1995       1996
                                                       ----      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . .            $(21,760) $(3,541)$ 51,293
Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
   Depreciation   . . . . . . . . . . . . .               4,525    3,863    3,272
   Amortization   . . . . . . . . . . . . .               2,079    2,102    2,140
   Loss on sale/disposal of business segments            11,400   16,005     -
   Provisions for:
     Operating reserve and restructuring provisions      10,994    3,742    3,090
     Discontinued operations  . . . . . . .               8,000     -        -
   Changes in assets and liabilities :
     (Increase) decrease in accounts and notes
     receivable . . . . . . . . . . . . . .              (8,930)    (300)   1,933
     (Increase) decrease in inventories . .               2,024   (2,152)  (2,329)
     Decrease in restricted cash  . . . . .                 660    2,269      209
     Increase in deferred tax assets  . . .                -        -      (29,904)
  Decrease in accounts payable  . . . . . .              (5,200)  (2,247)   (5,507)
     Net changes in other assets and liabilities         (3,140)  (1,129)   (2,410)
                                                         -------- -------- --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES           $    652 $ 18,612  $ 21,787
                                                         -------- -------- --------
   NET CASH USED FOR DISCONTINUED OPERATIONS           $(12,089)$(20,048) $ (9,760)
                                                         -------- -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures  . . . . . . . . . . .            $ (4,991)$ (5,468) $ (3,366)
Proceeds from sales of property, plant and equipment      1,701      348      -
Proceeds from sales of businesses . . . . .                 807    8,000     1,600
Proceeds from sales of assets held for sale               3,764      515      -
                                                          -------- -------- --------
   NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES $ 1,281 $  3,395  $ (1,766)
                                                        -------- -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on short-term borrowings . . . . .            $  2,242 $  1,186  $   -
Payments on long-term debt borrowings . . .                 (80)    -       (5,000)
Payments of capitalized interest on 12% Notes              -      (1,352)   (2,704)
                                                        -------- -------- --------
   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES $ 2,162 $   (166) $ (7,704)
                                                        -------- -------- --------
Effect of foreign exchange rate changes on cash         $    218 $   (15) $   -
                                                        -------- -------- --------
   NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS  . . . . . . . . . . .             $ (7,776)$  1,778 $  2,557
   CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        15,666    7,890    9,668
                                                        -------- -------- --------
   CASH AND CASH EQUIVALENTS - END OF PERIOD            $  7,890 $  9,668 $ 12,225
                                                        ======== ======== ========
SUPPLEMENTAL CASH FLOW DATA
 Cash payments made for:
   Interest . . . . . . . . . . . . . . . .             $  5,789 $  4,550 $  4,767
                                                         ======== ======== ========
   Income taxes . . . . . . . . . . . . . .             $    191 $     16 $   -
                                                         ======== ======== ========


                 See Notes to Consolidated Financial Statements.


                           ROBERTSON-CECO CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (In thousands)

                                                                                Excess of
                                                                                Additional
                                                                             Pension Liability
                                                                             Over Unrecognized            Foreign
                                                                        Retained    Prior                 Currency
                                             Common  Capital            Earnings   Service    Deferred   Translation
                                              Stock  Surplus  Warrants  (Deficit)   Cost    Compensation  Adjustments

BALANCE DECEMBER 31, 1993 . . . . . . . . .    $163  $172,682  $6,042    $(177,519)  $(8,139)  $ (1,551)   $(8,341)
Net loss for the year . . . . . . . . . . .                                (21,760)
Change in excess of additional
 pension liability over
 unrecognized prior service
 cost         . . . . . . . . . . . . . . .                                              148
Forfeitures under employee
 plans, net   . . . . . . . . . . . . . . .      (2)     (593)                                      569
Amortization of deferred
 compensation . . . . . . . . . . . . . . .                                                         474
Foreign currency translation
 adjustments for the year . . . . . . . . .                                                                    896
Writedown from pending sale/
 disposition of European
 Operations   . . . . . . . . . . . . . . .                                                                  1,238
                                                ----  --------  ------    --------    -------     ------    -------
BALANCE DECEMBER 31, 1994     . . . . . . .     161   172,089   6,042     (199,279)   (7,991)      (508)    (6,207)
Net loss for the year . . . . . . . . . . .                                 (3,541)
Change in excess of additional
 pension liability over
 unrecognized prior service
 cost         . . . . . . . . . . . . . . .                                            2,990
Issuances under employee
 plans, net   . . . . . . . . . . . . . .         1       261                                      (254)
Amortization of deferred
 compensation . . . . . . . . . . . . . .                                                           364
Foreign currency translation
 adjustments for the year . . . . . . . .                                                                      (47)
Writedown from pending sale/
 disposition of Asia/Pacific
 and Canadian Building
 Products Operations  . . . . . . . . . .                                                                    5,925
              . . . . . . . . . . . . . .       ----  --------  ------    --------    -------    -------    -------
BALANCE DECEMBER 31, 1995                       162   172,350   6,042     (202,820)   (5,001)      (398)      (329)
Net income for the year . . . . . . . . .                                   51,293
Change in excess of additional
  pension liability over
  unrecognized prior service
  cost        . . . . . . . . . . . . . .                                              5,001
Expiration of warrants  . . . . . . . . .               6,042  (6,042)
Issuances (forfeitures)under
  employee plans, net . . . . . . . . . .        (1)     (136)                                       65
Amortization of deferred
  compensation  . . . . . . . . . . . . .                                                           138
Foreign currency translation
  adjustments for the year  . . . . . . .                                                                     (122)

                                               ----  --------  ------    --------    -------    -------    -------
BALANCE DECEMBER 31, 1996     . . . . . .      $161  $178,256  $ -       $(151,527)  $  -       $  (195)   $  (451)
                                               ====  ========  ======      ========  =======    =======    =======

                             See Notes to Consolidated Financial Statements.

                             ROBERTSON-CECO CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1995 AND 1996


1.  NATURE OF BUSINESS

    Robertson-Ceco Corporation (the "Company"), owns and operates three pre-engineered metal building companies: Ceco Building Systems, Star Building Systems, and H. H. Robertson Building Systems (Canada). The Company's pre-engineered metal buildings are manufactured at plants in California, Iowa (two separate plant locations), Mississippi, North Carolina, and in Ontario, Canada. The buildings are sold primarily through builder/dealer networks located throughout the United States and Canada in the industrial and commercial building market. The buildings are erected by the dealer network supplemented by subcontractors and, in certain cases, by Company erection crews.


2.  SUMMARY OF ACCOUNTING POLICIES

    Basis of Presentation

    The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

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

    Foreign Currency Translation

    Asset and liability accounts of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated at average rates. Any unrealized gains or losses arising from the translation are charged or credited to the foreign currency translation adjustments account included in stockholders' equity (deficiency). Foreign currency gains and losses resulting from transactions are not material.


    Inventories

    Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.


    Property

    Property is stated at cost. Depreciation is computed for financial statement purposes by applying the straight-line method over the estimated lives of the property. For income tax purposes, assets are generally depreciated using accelerated methods.

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

    Insurance Liabilities

    The Company is self-insured in the U.S. for certain coverages subject to specific retention levels. Insurance liabilities consist of estimated liabilities incurred but not yet paid.

    Deferred Revenues

    Billings in excess of revenues earned on construction contracts are reflected in other accrued liabilities as deferred revenues.

    Excess of Cost Over Net Assets of Acquired Businesses

    The excess of cost over the net assets of acquired businesses relates to the Company's acquisitions of its Ceco and Star metal buildings businesses. Such costs are being amortized on a straight-line basis over a period of 40 years. Management periodically reviews the carrying value to determine whether facts and circumstances exist which would indicate that the assets are impaired.

    Cash and Cash Equivalents

    As used in the consolidated statements of cash flows, cash equivalents represent those short-term investments that can be easily converted into cash and that have original maturities of three months or less.

    Stock-based Compensation

    The Company applies Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based compensation plan, as permitted by the Financial Accounting Standards Board's Opinion No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS No. 123 defines a "fair value" based method of accounting for arrangements by which employees receive shares of stock or other equity instruments of the employer and encourages, but does not require, entities to adopt that method of accounting for their employee stock compensation plans. SFAS 123 requires certain proforma disclosures of the difference between compensation cost included in net income and the related cost measured by the fair value method if such differences are material. For the years ended December 31, 1995 and 1996 APB 25 compensation costs recorded by the Company approximated compensation cost accounted for under the "fair value" based method.


    Earnings (Loss) per Common Share

    Earnings (loss) per common share is based on the weighted average number of common shares and common share equivalents outstanding during each period. Warrants to purchase common stock and restricted stock are included in the weighted average share computations if the effect is not antidilutive.

3.  DIVESTITURES

    On December 27, 1994, the Company sold the business and assets of its Cupples Products Division (the "Cupples Division"), which manufactured curtainwall systems, to a newly formed company owned by a member of the Company's Board of Directors, for $800,000 cash and the assumption of certain liabilities by the purchaser. Pursuant to the terms of the sale agreement, the Company transferred certain contingent future rights to receive up to $900,000 of the proceeds, if any, relating to a curtainwall project which was in progress and subsequently paid this amount.

    During 1994, the Company decided to dispose of its remaining European Building Products Operations. These operations were sold during 1995 and 1996. The impact of the ultimate dispositions on the financial statements was not significant.

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

    During the fourth quarter of 1995, the Company decided to divest of its remaining Building Products operations which are located in Australia, Northeast Asia and Southeast Asia (the "Asia/Pacific Operations") and in Canada (the "Canadian Building Products Operations"). In connection therewith, the Company recorded a charge of $19,455,000, which included the write-off of $5,925,000 of foreign currency translation adjustment, to reduce the carrying value of the operations to their estimated net realizable value. On September 30, 1996, the Asia/Pacific operations were sold for $1,600,000. Under the terms of sale, the Company will be required to maintain a $2,000,000 letter of credit for one year from the date of sale to support the operation's credit facility. The buyer is obligated to reimburse the Company for any amounts drawn on this letter of credit. Additionally, the Company has agreed to indemnify the buyer for certain liabilities of the sold business and to supply products at a fixed margin for a period of two years.

    The decision to divest the Asia/Pacific Operations and the Canadian Building Products Operations represents a complete exit from the Building Products business. For accounting purposes, the Concrete Construction Group and the Building Products Group were each considered a separate business segment. Accordingly, the Company's Consolidated Statements of Operations reflect these businesses as discontinued operations. For the December 31, 1995 Consolidated Balance Sheet, the assets and liabilities of the unsold discontinued operations are netted and classified as assets held for sale - current. Assets held for sale were immaterial at December 31, 1996.


The components of net assets held for sale - current are as follows:


                                             December 31
                                          ----------------
                                                1995
                                                ----
                                             (Thousands)

Accounts and notes receivable, net  .       $ 15,439
Inventories . . . . . . . . . . . . .          6,446
Property, net . . . . . . . . . . . .          1,924
Prepaid pensions  . . . . . . . . . .          5,527
Other assets  . . . . . . . . . . . .          2,784
Loans payable and debt  . . . . . . .         (1,544)
Accounts payable  . . . . . . . . . .         (4,767)
Other liabilities . . . . . . . . . .         (8,279)
Provisions to reduce net assets to estimated
  net realizable value  . . . . . . .        (13,530)
                                            --------
                                            $  4,000
                                            ========

    The following table summarizes the revenues and results of the Company's businesses which have been accounted for as discontinued operations. Income
(loss) from discontinued operations are net of tax expense/(benefit) of $256,000 and $(400,000) during 1994 and 1995, respectively. Income generated by discontinued Building Products operations during 1996 was approximately by $924,000, on revenues of $50,539,000, and was considered in the original provisions recorded for their disposal.

                                     Years Ended December 31
                                     -----------------------
                                          1994     1995
                                          ----     ----
                                           (Thousands)
Revenues
    Building Products Group . . . . .  $  60,186  $  48,431
    Concrete Construction Group . . .     69,686     11,088
                                       ---------  ---------
                                       $ 129,872  $  59,519
                                       =========  =========
Discontinued operations
    Income (loss) from discontinued
      operations
        Building Products Group . . .  $ (7,382)  $   (388)
         Concrete Construction Group .    5,189        505
        Fixed price custom curtainwall   (8,000)      -
                                       --------   --------
                                       $(10,193)  $    117
                                       ========   ========
Gain (loss) on sale/disposal of business
  segment
    Building Products Group . . . . .  $(11,400)  $(19,455)
    Concrete Construction Group . . .       -        3,450
                                       --------   --------
                                       $(11,400)  $(16,005)
                                       ========   ========

    Several of the contracts from the Company's discontinued fixed-price custom curtainwall operation have been the subject of various disputes and litigation relating to performance, scope of work and other contract issues. The charges recorded in 1994 relate to costs incurred to provide for the settlement of contract disputes, litigation and rectification costs.

4.  RESTRUCTURING ACTIONS

    The Company recorded restructuring charges of $2,075,000 in 1994. These charges relate primarily to the downsizing of operations and the termination of approximately thirty-six employees, substantially all of whom had been terminated as of December 31, 1994.

    The amounts accrued and charged against the restructuring reserves during each of the years ended December 31, 1995 and 1996 are as follows:

                                                   Reclassi-
                                 1996             fication of
                     Balance   Provision           Businesses Balance
                     Dec. 31      and       1996   Sold/Held  Dec. 31
                       1995   Adjustments Charges   For Sale    1996
                     -------  ----------- ------- ----------- -------
                                        (Thousands)

Employee terminations $  549    $  250    $  (786)   $ -       $   13
Other . . . . . . .      991      (250)      (507)     -          234
                      ------    ------    -------    -----     ------
                      $1,540    $  -      $(1,293)   $ -       $  247
                      ======    ======    =======    =====     ======

                                                   Reclassi-
                                 1995             fication of
                     Balance   Provision           Businesses Balance
                     Dec. 31      and       1995   Sold/Held  Dec. 31
                       1994   Adjustments Charges   For Sale    1995
                     -------  ----------- ------- ----------- -------
                                         (Thousands)

Employee terminations $2,404    $ (511)   $(1,251)   $ (93)    $  549
Other . . . . . . .      198       600       (541)     734        991
                      ------    ------    -------    -----     ------
                      $2,602    $   89    $(1,792)   $ 641     $1,540
                      ======    ======    =======    =====     ======


5.  CASH AND RELATED MATTERS

    Cash and cash equivalents consisted of the following:

                                                    December 31
                                                 ------------------
                                                    1995     1996
                                                    ----     ----
                                                     (Thousands)

    Cash  . . . . . . . . . . . . . . . . . . .   $   241  $  -
    Time deposits . . . . . . . . . . . . . . .     9,427   12,225
                                                  -------  -------
                                                  $ 9,668  $12,225
                                                  =======  =======


    On December 31, 1995 the Company had $209,000 of restricted cash serving as remaining collateral on an equipment lease pertaining to a sold business. All obligations were met in February, 1996. Therefore, the Company did not have any restricted cash at December, 1996.


6.  ACCOUNTS RECEIVABLE

    The Company grants credit to its customers, substantially all of which are involved in the construction industry. At December 31, 1995 and 1996, the Company's accounts receivable due from customers located outside of the United States totaled $4,018,000 and $2,680,000, respectively. Accounts receivable included unbilled retainages of $465,000 and $658,000, respectively, at December 31, 1995 and 1996. There were no retainages due beyond one year at December 31, 1996.


7.  INVENTORIES

    Inventories consisted of the following:

                                                     December 31
                                                 ------------------
                                                    1995     1996
                                                    ----     ----
                                                     (Thousands)

    Work in process . . . . . . . . . . . . . .   $ 4,880  $ 6,750
    Materials and supplies  . . . . . . . . . .     8,608    9,067
                                                  -------  -------
                                                  $13,488  $15,817
                                                  =======  =======

    At December 31, 1995 and 1996, all inventories were valued on the LIFO method. The LIFO value for those inventories approximated their FIFO value at December 31, 1995 and 1996.

8.  OTHER ACCRUED LIABILITIES

    Other accrued liabilities consisted of the following:

                                                      December 31
                                                  ------------------
                                                    1995     1996
                                                    ----     ----
                                                     (Thousands)

    Payroll and related benefits  . . . . . . .   $10,378  $ 6,163
    Warranty and backcharge reserves, current
      portion                                       3,854    3,704
    Deferred revenues . . . . . . . . . . . . .     1,450    1,271
    Reserves for restructuring, current portion       753      247
    Accrued interest  . . . . . . . . . . . . .       117       67
    Capitalized future interest payments,
      current portion . . . . . . . . . . . . .     2,704    8,113
    Other . . . . . . . . . . . . . . . . . . .     8,825    9,009
                                                  -------  -------
                                                  $28,081  $28,574
                                                  =======  =======


9.  DEBT

    Long-term debt consisted of the following:

                                                          December 31
                                                     ------------------
                                                        1995     1996
                                                        ----     ----
                                                          (Thousands)
    Term Loan Note  . . . . . . . . . . . . . .       $ 5,000 $   -
    12% Senior Subordinated Notes due November 1999:
         Face amount . . . . . . . . . . . . .         22,535   22,535
          Capitalized future interest payments,
           long-term  . . . . . . . . . . . . .        10,817    8,113
    15.5% Discount Subordinated Debentures due
      November 2000 . . . . . . . . . . . . . .         4,882    4,920
                                                      -------  -------
                                                       43,234   35,568
        Less current portion of principal not
          refinanced  . . . . . . . . . . . . .          -       7,455
        Less current portion of capitalized interest
          payable . . . . . . . . . . . . . . .         2,704    8,113
                                                      -------  -------
                                                      $40,530  $20,000
				                      =======  =======


    At December 31, 1996, the Company had outstanding performance and financial bonds of $10,238,000, which generally provide a guarantee as to the Company's performance under contracts and other commitments and are collateralized in part by letters of credit. The outstanding bond amounts above include approximately $7,725,000 of performance bonding related to businesses which were previously sold or are pending disposition (see Note 3).

    Interest on the 12% Senior Subordinated Notes ("12% Notes") is payable semi-annually on May 31 and November 30 of each year. Interest accruing on the 12% Notes through and including May 31, 1995 was payable, at the Company's option, in cash or additional 12% Notes and after May 31, 1995 is payable in cash. The Company elected to pay all interest which was due on the 12% Notes through and including the May 31, 1995 payment in additional notes. The 12% Notes were to mature on November 30, 1999. Interest on the 15.5% Subordinated Debentures ("15.5% Debentures") is payable quarterly. Indebtedness under the 12% Notes is senior to the 15.5% Debentures.

    In accordance with SFAS No. 15, all future interest payments due on the 12% Notes were recorded as part of long-term debt in connection with an Exchange Offer in 1993. As a result, the Company deferred the related economic gain and has not recorded any interest expense related to the 12% Notes in its Consolidated Statement of Operations. Cash paid for interest on the 12% Notes was $1,352,000, and $2,704,000 in 1995 and 1996, respectively. No cash was paid for interest in 1994 on the 12% Notes.

    On December 31, 1996, the Company prepaid its existing term loan with Foothill Capital Corporation ("Foothill"), and the credit agreement with Foothill was terminated. In connection with the prepayment, the Company incurred a $300,000 prepayment penalty. This amount, plus $1,853,000 of deferred fees and expenses, net of taxes of $838,000, has been included in the Statements of Operations as extraordinary loss on debt redemption.

    Also on December 31, 1996, the Company entered into a new credit agreement ("Credit Agreement") with a group of banks. Under the terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20,000,000, due June 30, 2001. The lenders also agreed to provide a revolving credit and letter of credit facility of $25,000,000 maturing December 31, 2001. Up to $20,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's debt to earnings before taxes, interest, depreciation and amortization ratio. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of December 31, 1996, the borrowing base was approximately $26.2 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and the issuance of additional debt, amongst other matters. The Company is in compliance with the provisions of the Credit Agreement. Under the terms of all of the Company's debt agreements, no amounts were available for dividends or repurchase of stock at December 31, 1996.

    In December 1996, the Company called for redemption on January 15, 1997, the amounts outstanding of the 12% Notes and 15.5% Debentures. The 12% Notes and 15.5% Debentures were redeemed on that date utilizing proceeds from borrowing under the new term loan in the Credit Agreement plus available cash. Accordingly, $20,000,000 of the Company's long-term debt at December 31, 1996 has been classified as long-term with the remainder reflected in current liabilities. The total amount of future interest payments on the 12% Notes has also been reflected as a current liability. This amount, net of taxes, will be reflected as an extraordinary credit in the Company's 1997 financial statements.

    As of December 31, 1996, the Company had outstanding letters of credit of approximately $17 million used principally to support insurance and bonding programs.

10.     RENTAL AND LEASE INFORMATION

    The Company leases certain facilities and equipment under operating leases. Total rental expense charged to the Consolidated Statements of Operations for continuing operations on operating leases was $1,604,000, $1,708,000 and $1,489,000 for 1994, 1995 and 1996 respectively.

    Future minimum rental commitments under operating leases at December 31, 1996 are as follows:
                                                  (Thousands)

    1997  . . . . . . . . . . . . . . . . . . .    $1,224
    1998  . . . . . . . . . . . . . . . . . . .       894
    1999  . . . . . . . . . . . . . . . . . . .       145
    2000  . . . . . . . . . . . . . . . . . . .       125
    2001  . . . . . . . . . . . . . . . . . . .        75
                                                   ------
                                                   $2,463
                                                   ======
    The above excludes amounts payable under escalation clauses as the escalation amounts are not determinable.

11.     FINANCIAL INSTRUMENTS

    The Company enters into various types of financial instruments in the normal course of business. The estimated fair value of amounts are determined based on available market information and, in certain cases, on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. Fair value for cash and cash equivalents approximates carrying value at December 31, 1996 due to the relatively short maturity of these financial instruments. Due to the Company's redemption of the 12% Notes and the 15.5% Debentures completed on January 15, 1997, the fair value of these financial instruments approximated their carrying value at December 31, 1996.

12.     TAXES ON INCOME

<CAPTION
                                                    Year Ended December 31
                                            ---------------------------------
                                                 1994      1995    1996
                                                 ----      ----    ----
                                                    (Thousands)
    Income (loss) from continuing operations
      before provision for taxes on income:
        Domestic  . . . . . . . . . . .       $ (1,008) $ 11,184 $ 22,436
        Foreign . . . . . . . . . . . .            841     1,163    1,105
                                              --------  -------- --------
                                              $   (167) $ 12,347 $ 23,541
                                              ========  ======== ========

    A reconciliation between taxes computed at the U.S. statutory federal income tax rate and the provision for taxes on income from continuing operations reported in the Consolidated Statements of Operations follows:

                                                 Year Ended December 31
                                            ---------------------------------
                                                1994     1995       1996
                                                ----     ----       ----
                                                     (Thousands)
    Tax provision (credit) at U.S. statutory
     rate . . . . . . . . . . . . . . .       $    (58) $  4,321  $  8,239
    Differences between foreign and
      domestic tax rates  . . . . . . .             25        35      -
    Net operating loss benefit  . . . .           (320)     (442)     (387)
    Benefit attributable to utilizing
      temporary differences . . . . . .             (7)   (4,272)   (7,198)
    State tax . . . . . . . . . . . . .           -          -         915
    Reduction of deferred tax valuation
      allowance . . . . . . . . . . . .           -          -     (31,000)
    Other non-deductible expenses . . .            360       358       364
                                               --------  --------   -------
    Provision for taxes on income . . .       $   -     $    -    $(29,067)
                                              ========  ========   ========


Due to the fact that the Company has a tax net operating loss for the year ended December 31, 1996, the entire provision for taxes on income is deferred.

    The following is a summary of the significant components of the Company's net deferred tax asset (liability) at December 31, 1995 and 1996:

                                                    1995      1996
                                                    ----      ----
                                                      (Thousands)
     Deferred tax assets:
       Insurance liabilities  . . . . . . . . .    $ 7,385  $ 5,614
       Interest on 12% Senior Subordinated Notes     4,208    3,156
       Pension liabilities  . . . . . . . . . .      2,183      790
       Warranties, backcharges and job loss
         provisions . . . . . . . . . . . . . .      3,180    3,172
       Other expenses not currently deductible      15,194   12,692
       Operating loss carryforwards . . . . . .     13,565   14,728
       Limited operating loss carryforwards . .      1,225    1,225
       Unrealized loss on sale/disposal of
         businesses . . . . . . . . . . . . . .      8,147    4,247
                                                   -------- ---------
          Total tax assets  . . . . . . . . . .     55,087   45,624
                                                   -------- ---------
     Deferred tax liabilities:
       Accelerated depreciation . . . . . . . .     (3,851)  (3,950)
       Other items  . . . . . . . . . . . . . .     (1,269)    -
                                                   -------- ---------
          Total tax liabilities . . . . . . . .     (5,120)  (3,950)
                                                   -------- ---------
          Deferred tax asset valuation allowance   (49,967) (11,769)
                                                   -------- ---------
          Net deferred tax asset (liability)  .   $   -    $ 29,905
                                                  ======== =========

     During the third quarter, 1996, the Company reduced its deferred tax asset valuation allowance by $31,000,000 resulting in a credit to Provision (credit) for taxes on income. That decision resulted from continued profitable quarterly results, substantial completion of the Company's divestiture plan, realization of the benefits of certain restructuring initiatives, successful implementation of cost containment measures associated with trailing liabilities and other factors. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company is required to recognize the portion of its deferred tax asset which it believes will more than likely not be realized. Management believes that the Company will be able to realize the unreserved portion of its deferred tax asset through future earnings. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability, amounts and timing of payments related to its trailing liabilities or other events which might affect the realization of the Company's deferred tax asset.

     At December 31, 1996, the Company had U.S. net operating loss carryforwards of $33,159,600 for tax reporting purposes which are available to offset future income without limitation. The U.S. net operating loss carryforwards expire in the years 2008 through 2011. In addition, the Company has U.S. tax net operating loss carryforwards of $140,249,000, as well as a general business credit carryforward of $1,000,000, which use is limited due to a "Change in Ownership," as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize such carryforwards and credits is restricted to an aggregate potential availability of $3,500,000, with an annual limitation of approximately $250,000 through the year 2008. Additionally, these carryforwards could be used to offset income generated by the sale of certain assets.

     Additionally, at December 31, 1996, the Company had net operating loss carryforwards at its Canadian subsidiary of approximately $10,186,000 which expire in the years 1998 through 2000.

13.  CONTINGENT LIABILITIES AND COMMITMENTS

     On March 3, 1995, the Company and its surety, Federal Insurance Company ("Federal"), entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from certain claims pending in connection with one of the Company's former Fixed Price Custom Curtainwall projects. Under the terms of the Federal Agreement, Federal assumed control of the litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3,000,000 interest bearing promissory note received from the Company's sale of the Construction Group, and agreed to pay Federal $1,000,000 per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser delivered a financial guarantee insurance policy securing payment of the Concrete Note. The Federal Agreement provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 4.9% of the outstanding common stock and the current Chief Executive Officer and Vice Chairman of the Company, who currently controls approximately 55.9% of the outstanding common stock and (ii) either or both must continue as chief executive officer and/or chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $5,000,000 at December 31, 1996.

     There are various other proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. The Company has recorded a liability related to litigation where it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated.

     The Company continues to be liable for liabilities associated with sold or discontinued businesses (see Note 3) prior to the sale or disposition including, in certain instances, liabilities arising from Company self-insurance programs, unfunded pension liabilities, warranty and rectification claims, severance obligations, environmental clean-up matters, and unresolved litigation arising in the normal course of the former business activities. Management has made estimates as to the amount and timing of the payment of such liabilities which are reflected in the accompanying consolidated financial statements. Given the subjective nature of many of these liabilities, their ultimate outcome cannot be predicted with certainty. However, based upon currently available information, management does not expect the ultimate outcome of such matters will have a material effect on the consolidated financial statements.

     The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At December 31, 1996, the Company has recorded reserves of approximately $7 million, representing management and the third parties' best estimate of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that additional costs that could be incurred would have a material effect on the consolidated financial statements.

     With respect to the environmental clean-up matters, the Company has claimed coverage under its insurance policies for past and future clean-up costs related to certain sites for which the Company believes it is indemnified under its insurance policies. The insurer has refused to admit or deny coverage under the Company's policies. As a result, the Company has filed a complaint against the insurer seeking to recover the past and future clean-up costs. It is not currently possible to predict the amount or timing of proceeds, if any, from the ultimate resolution of this matter.

14.  INCENTIVE PLANS, WARRANTS

     Long-Term Incentive Plan

     The Company's Long-Term Incentive Plan, (the "Incentive Plan"), as amended and restated, provides for the grant of both cash-based and stock-based awards to eligible employees of, and persons or entities providing services to the Company and its subsidiaries and provides for one-time, automatic stock awards to non-employee members of the Board of Directors. Under the Incentive Plan, the Company may provide awards in the form of stock options, stock appreciation rights, restricted shares, performance awards, and other stock based awards. Currently up to 1,400,000 shares of common stock are issuable under the Incentive Plan, subject to appropriate adjustment in certain events. Shares issued pursuant to the Incentive Plan may be authorized and unissued shares, or shares held in treasury. Awards may be granted under the Incentive Plan through March 19, 2001, unless the plan is terminated earlier by action of the Board of Directors. At December 31, 1996, there were 1,056,000 shares under the Long-Term Incentive Plan which were available for grant.

     On December 22, 1993, the Company granted awards (the "1993 Awards") of 564,000 restricted shares of the Company's common stock to certain executive officers and key employees. The awards are designed to incentivize management in a manner which would enhance shareholder value by tying vesting provisions to achievement of performance targets representing increases in the average market value of the Company's common stock. The accelerated vesting provisions include comparison of future share prices to a pre-determined base price (each measured on a 60-day average basis), cumulative market value appreciation targets over a three year period, and a requirement of continued employment with the Company except in certain specific circumstances. The base price for the 1993 Awards was $3.41 per share. The 1993 Awards also provide that if performance targets are not achieved by August 10, 1996, all unvested shares not forfeited will vest automatically on August 10, 2003, provided the holder is still an employee of the Company as defined in the plan. The performance targets were not achieved by August 10, 1996. The 1993 Awards provide for immediate vesting if a change in the control of the Company occurs, as defined.

     During 1994, 203,000 restricted shares from the 1993 Awards were forfeited as a result of employee terminations and 140,000 restricted shares of the 1993 Awards were vested pursuant to the provisions of an employment agreement between the Company and a former president.

     During 1995, 140,000 restricted shares were issued of which one-third of the shares vested on the date of the grant, the second one-third vested on November 1, 1995, and the remaining one-third vested on November 1, 1996. Also during 1995, 2,052 shares were issued to a director and 88,000 restricted shares from the 1993 Awards were forfeited as a result of employee terminations.

     During 1996, 93,000 restricted shares from the 1993 Awards were forfeited as a result of employee terminations and 15,000 restricted shares were issued with a vesting period of 5 years. At December 31, 1996, 55,000 unvested restricted shares were outstanding.

     The fair market value of the restricted shares, based on the market price at the date of the grant, is recorded as deferred compensation, as a component of stockholders' equity, and deferred compensation expense is amortized over the period benefited.

     Warrants

     During 1996, all warrants to purchase common stock of the Company expired.

15.  RELATED PARTY TRANSACTIONS

     During 1994, the Company agreed to pay $222,000 to a company affiliated with the Company's Chief Executive Officer for the services of an individual who served as President of the Company's Metal Buildings Group during the period from February 1994 through November 3, 1994 and as President and Chief Operating Officer of the Company from November 3, 1994 through December 31, 1994. The Company also agreed to pay to another affiliated company of the Company's Chief Executive Officer $260,000, $274,000 and $240,000 during 1994, 1995 and 1996, respectively, for manufacturing and certain other consulting services. Pursuant to a consulting agreement with a company affiliated with the Company's Chairman, the Company paid $200,000 in 1994 for financial and operational restructuring services. In connection with the sale of the Cupples Division, the consulting agreement with that company was terminated.

     The Company has an employment agreement and severance payment plan with one of its executive officers. This agreement generally provides for salary continuation for a specified number of months under certain circumstances.


16.  RETIREMENT BENEFITS

     Historically, the Company provided retiree benefits to substantially all of its U.S. and certain of its foreign employees under various defined benefit pension plans. In connection with it's restructuring initiatives, the Company amended its U.S. defined benefit pension plan, effective January 1, 1995, so that active salary employees will cease to accrue future benefits after that date. Additionally, effective April 1, 1996, the plan was further amended so that certain U.S. active hourly employees who are not part of a collective bargaining agreement will cease to accrue future plan benefits. As a result of the plan amendments pertaining to the salary and hourly employees discussed above, the Company recorded curtailment losses of $465,000 in 1994 and $300,000 in 1995.

     Benefits which are provided under the Company's defined benefit pension plans are primarily based on years of service and the employee's compensation. Plan assets of the Company's defined benefit plans are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds and fixed income and equity securities.

     Currently, the Company's funding policy is to make payments to its defined benefit plans as required by minimum funding standards of the Internal Revenue Code.


     Net pension cost of defined benefit pension plans was:

                                               Year Ended December 31
                                           -------------------------------
                                              1994       1995      1996
                                              ----       ----      ----
                                                      (Thousands)

Service cost-benefits earned during the year  $   699   $   241   $    63
Curtailment loss and special termination
  benefits from sale of the Cupples Division
  and termination of future benefit accruals
  for salaried and hourly employees . .           738       300     -
Interest cost on projected benefit obligation   4,305     4,195     3,766
Actual return on assets . . . . . . . .           463    (8,622)   (6,854)
Net amortization and deferral . . . . .        (3,642)    5,700     2,651
                                              -------   -------   -------
Net pension cost (income) . . . . . . .       $ 2,563   $ 1,814   $  (374)
                                              =======   =======   =======

     The above net pension cost includes the pension expense related to certain employees of the Cupples Division and Concrete Construction Group (see Note 3). The amount of net pension expense which was allocated to the Cupples Division and Concrete Construction Group for the years ended 1994, 1995 and 1996 was $365,000, $70,000 and $0, respectively.

     The following table sets forth the aggregate funded status of the Company's defined benefit pension plans:

                                                     December 31
                                               -----------------------
                                                   1995       1996
                                                   ----       ----
                                                     (Thousands)
Actuarial present value of benefit obligation:
   Vested benefit obligation  . . . . . . . . .  $ 56,312   $ 51,494
   Non-vested benefit obligation  . . . . . . .       893        851
                                                 --------   --------
   Accumulated benefit obligation . . . . . . .    57,205   $ 52,345
   Excess of projected benefit obligation over
     accumulated benefit obligation . . . . . .      -          -
                                                 --------   --------
Projected benefit obligation  . . . . . . . . .    57,205     52,345
Plan assets at fair value . . . . . . . . . . .    48,653     51,756
                                                 --------   --------
Projected benefit obligation in excess of
  plan assets   . . . . . . . . . . . . . . . .    (8,552)      (589)
Unrecognized net (gain) loss  . . . . . . . . .     5,195       (368)
Remaining unrecognized net transition obligation      121        103
Adjustment required to recognize minimum liability (5,316)       -
                                                 --------   --------
Net prepaid (accrued) pension cost recognized in the
  Consolidated Balance Sheets . . . . . . . . .  $ (8,552)  $   (854)
                                                 ========   ========

     Actuarial assumptions used for the Company's defined benefit plans were as follows:

                                           Years Ended December 31
                                       -------------------------------
                                          1994     1995     1996
                                          ----     ----     ----

    Assumed discount rate . . . . . .     8.25%    7.25%    7.25%
    Assumed rate of compensation increase  5.0      -        -
    Expected rate of return on plan assets 9.0      9.0      9.0


    Certain U.S. salaried and hourly employees, who are not part of a collective bargaining agreement, are covered by a defined contribution plan which provides for contributions based primarily on compensation levels. The Company funds its contributions to the defined contribution plan as accrued. Plan assets of defined contribution plans are invested in bank funds. Expense related to the Company's defined contribution plan was:

                                         Years Ended December 31
                                     -------------------------------
                                         1994      1995     1996
                                         ----      ----     ----
                                                (Thousands)

                                        $  608    $  655   $  881
                                        ======    ======   ======

17.     POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

    The Company sponsors postretirement medical and life insurance plans that cover a closed group of eligible retirees and their dependents. None of the plans are funded, nor do they have any plan assets.

    The following table sets forth the funded status reconciled with the amount recognized in the Company's Consolidated Balance Sheets.

                                                    December 31,
                                              ----------------------
                                                  1995       1996
                                                -------    --------
                                                    (Thousands)
Accumulated Postretirement Benefit Obligation
  ("APBO"):
    Retired employees . . . . . . . . . . . .   $ (3,116)  $ (2,236)
                                                ========   ========

    Unfunded accumulated benefit obligation in
      excess of plan assets . . . . . . . . .   $ (3,116)  $ (2,236)
    Unrecognized net (gain)/loss  . . . . . .     (4,565)    (4,243)
    Unrecognized transition obligation  . . .      7,238      5,978
                                                --------   --------
    Accrued postretirement benefit cost
      recognized in the Consolidated Balance
      Sheets . . . . . . . . . . . . . . . .   $   (443)  $   (501)
                                                ========   ========

    Weighted average discount rate used in
      determination of APBO  . . . . . . . .       7.25%      7.25%
                                                ========   ========


    Net periodic postretirement benefit cost for 1994, 1995 and 1996 included the following components:

                                            Year Ended December 31,
                                         ----------------------------
                                            1994     1995    1996
                                           ------   ------  ------
                                                  (Thousands)

    Interest cost . . . . . . . . . . . .  $1,413   $  320  $  195
    Net amortization and deferral . . . .   1,542    1,541     933
                                           ------   ------  ------
    Net periodic postretirement benefit
      cost  . . . . . . . . . . . . . . .  $2,955   $1,861  $1,128
                                           ======   ======  ======
    Weighted average discount rate used in
      determination of APBO . . . . . . .    7.25%    8.25%   7.25%
                                           ======   ======  ======


    For measurement of the net periodic postretirement benefit cost and the APBO, a 0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year 1995-1996; the rate was assumed to increase to 9.75% for the year 1996-1997, and then to decline uniformly to 5.75% by the year 2001-2002. The rate was assumed to be 5.25% for the year 2002-2003 and to remain at that level thereafter. During 1995, the Company amended its plans to eliminate health care coverage for participants age 65 and over and redesigned existing plans to include, beginning during 1996, various managed care health care programs and increased participant premiums. Decreases in the APBO and in the net periodic postretirement benefit cost from 1994 to 1995 reflect these amendments. Due to the elimination of post-65 health coverage in 1995, the medical trend rate assumption has an immaterial impact on results.


18.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial data is summarized as follows:

                                         First    Second    Third    Fourth
                                         -----    ------    -----    ------
    1996 (a)(c)
    Revenue . . . . . . . . . . .        $56,972   $63,876  $70,433  $64,612
    Cost of sales . . . . . . . .         46,081    49,899   54,387   51,111
    Income (loss) from continuing
      operations  . . . . . . . .          3,262     6,545   39,624    3,177
    Extraordinary loss on debt
      restructuring . . . . . . .           -         -        -      (1,315)
    Net income (loss) . . . . . .          3,262     6,545   39,624    1,862
    Income (loss) per share from
      continuing operations . . .        $   .20   $   .41   $  2.46 $   .20
    Net income (loss) per common share   $   .20   $   .41   $  2.46 $   .12

    1995 (a)(b)
    Revenue . . . . . . . . . . .        $60,927   $66,418   $70,620 $67,018
    Cost of sales . . . . . . . .         51,422    54,463    57,098  55,302
    Income (loss) from continuing
      operations  . . . . . . . .          1,178     2,260     4,473   4,436
    Net income (loss) . . . . . .          4,527     1,419     4,754 (14,241)
    Income (loss) per share from
      continuing operations . . .        $   .07   $   .14   $   .28 $   .28
    Net income (loss) per common share   $   .28   $   .09   $   .30 $  (.89)


(a) The quarterly financial data presented reflects the Building Products Group and the Concrete Construction Group as discontinued operations.

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

(c) During the third quarter of 1996, the Company reduced its deferred tax asset valuation allowance from $42,769,000 to $11,769,000 resulting in a $31,000,000 credit to Provision (credit) for taxes on income. That decision resulted from continued profitable quarterly results, substantial completion of the Company's divestiture plan, realization of the benefits of certain restructuring initiatives, successful implementation of cost containment measures associated with trailing liabilities and other factors. (See Note 12.) During the fourth quarter of 1996, the Company prepaid its term loan with Foothill Capital Corporation terminating its credit agreement. In connection with this prepayment deferred fees and expenses totaling $1,315,000, net of taxes of $838,000, were recorded as extraordinary loss on debt redemption


Independent Auditors' Report


To the Board of Directors and
Stockholders of Robertson-Ceco Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of Robertson-Ceco Corporation and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
San Francisco, California
February 13, 1997



ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

        None.

                                   PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        --------------------------------------------------

(a) Information concerning the Registrant's directors is incorporated by reference to the section entitled "Election of Directors" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1997, to be filed pursuant to Regulation 14A.

(b) Information concerning executive officers of the Registrant is set forth in Item 4.1 of Part I page 7 of this Report under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT".


ITEM 11.EXECUTIVE COMPENSATION
        ----------------------

   Information concerning executive compensation is incorporated by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1997, to be filed pursuant to Regulation 14A.


ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------------------------------------

   Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1997, to be filed pursuant to Regulation 14A.


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        ----------------------------------------------

   Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1997, to be filed pursuant to Regulation 14A.


                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
        ----------------------------------------------------------------


                                                          PAGE NO.

The following documents are filed as part of this Report
Report:

(a)1.   Consolidated Financial Statements of Robertson-Ceco
        Corporation.                                         17

        Consolidated Statements of Operations for the three
        years ended December 31, 1996.                       17

        Consolidated Balance Sheets at December 31, 1995 and
        1996.                                                18

        Consolidated Statements of Cash Flows for the three
        years ended December 31, 1996.                       20

        Consolidated Statements of Stockholders' Equity (Defic-
        iency) for the three years ended December 31, 1996.   21

        Notes to Consolidated Financial Statements, including
        Selected Quarterly Financial Data as required by Item
        302 of Regulation S-K.                               22

        Independent Auditors' Reports.
           Price Waterhouse LLP                              39

(a)2.   Financial Statement Schedules for the Three Years
        Ended December 31, 1996.

        SCHEDULE II - Valuation and Qualifying Accounts
        All other schedules are omitted because they are not
          applicable or not required.                        44

        Report of Independent Accountants on Financial Schedules
          Price Waterhouse LLP - as of and for the years ended
            December 31, 1994, 1995 and 1996.                46

(a)3.   List of Exhibits.
        Exhibits filed or incorporated by reference in connection with this Report are listed in the
        Exhibit Index starting on page 47.

(b)     Reports on Form 8-K



                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Ramon, California, on this 26th day of March 1997.

                                   ROBERTSON-CECO CORPORATION

                                   By  /s/ Patrick G. McNulty
                                       --------------------------------
                                       Controller


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and as of the 26th day of March, 1997. Each person whose signature appears below hereby authorizes each of Andrew G. C. Sage, II, Elmer A. Roskovensky and Ronald D. Stevens and appoints each of them singly his or her attorney-in-fact, each with full power of substitution, to execute in his name, place and stead, in any and all capacities, any or all further amendments to this Report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, making such further changes in this Report as the Company deems appropriate.

SIGNATURE


/s/ Michael E. Heisley                 /s/ Andrew G. C. Sage, II
----------------------------------     -------------------------------
Michael E. Heisley                     Andrew G. C. Sage, II
Chief Executive Officer and Director   Chairman and Director
(Principal Executive Officer)


/s/ Elmer A. Roskovensky               /s/ Ronald D. Stevens
----------------------------------     -------------------------------
Elmer A. Roskovensky                   Ronald D. Stevens
President and Chief Operating Officer  Executive Vice President and Chief
 and Director                             Financial Officer


/s/ Frank A. Benevento                 /s/ Stanley G. Berman
----------------------------------     -------------------------------
Frank A. Benevento                     Stanley G. Berman
Director                               Director


/s/ Mary Heidi Hall Jones              /s/ Kevin E. Lewis
----------------------------------     -------------------------------
Mary Heidi Hall Jones                  Kevin E. Lewis
Director                               Director


/s/ Leonids Rudins                     /s/ Gregg C. Sage
----------------------------------     -------------------------------
Leonids Rudins                         Gregg C. Sage
Director                               Director


/s/ Stanley H. Meadows                 /s/ Patrick G. McNulty
----------------------------------     -------------------------------
Stanley H. Meadows                     Patrick G. McNulty
Director                               Controller



                              ROBERTSON-CECO CORPORATION
                                     SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                    (Thousands)

==================================================================================================================
       COLUMN A                        COLUMN B              COLUMN C                   COLUMN D        COLUMN E
------------------------------------------------------------------------------------------------------------------
                                                            ADDITIONS
                                       BALANCE        -----------------------                             BALANCE
                                         AT           CHARGED TO        CHARGED TO                           AT
                                      BEGINNING        COSTS AND          OTHER                            END OF
     DESCRIPTION                      OF PERIOD        EXPENSES          ACCOUNTS        DEDUCTIONS        PERIOD
------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
1996:
 Deducted from Asset
  Accounts:
    Allowance for
     Doubtful Accounts                 $ 1,302        $   945           $   241 (a)      $   607 (b)       1,881
                                       =======        =======           =======          =======          =======
   Reserves for Discon-
    tinued Operations
    (g)                                $ 7,613        $  -              $  -             $ 1,340 (c)      $ 6,273
                                       =======        =======           =======          =======          =======
 Not Deducted from Asset
  Accounts:
   Insurance liabilities
    - current                          $ 8,243        $ 6,385           $  -             $ 8,534 (c)      $ 6,094
                                       =======        =======           =======          =======          =======
   Insurance liabilities
    - long-term                        $10,744        $  -              $  -             $ 2,395 (d)      $ 8,349
                                       =======        =======           =======          =======          =======
    Other-current (f)                  $ 6,445        $ 2,147           $  -             $ 3,119 (c)        5,473
                                       =======        =======           =======          =======          =======
   Other-noncurrent (g)                $11,383        $  -              $  -             $   810 (c)       10,573
                                       =======        =======           =======          =======          =======


YEAR ENDED DECEMBER 31,
1995:
 Deducted from Asset
  Accounts:
    Allowance for
     Doubtful Accounts  . . . .      $ 1,143         $   732          $    87 (a)        $   500 (b)
                                                                                             160 (e)        1,302
                                     =======         =======          =======            =======          =======
   Reserves for Disco-
    tinued Operations
    (g)       . . . . . . . . .      $12,309         $                $                  $ 4,696 (c)      $ 7,613
                                     =======         =======          =======            =======          =======
 Not Deducted from Asset
  Accounts:
   Insurance liabilities
    - current . . . . . . . . .      $ 8,365         $ 9,561          $ 5,975            $15,191 (c)      $ 8,243
                                                                                             467 (d)
                                     =======         =======          =======            =======          =======
   Insurance liabilities
    - long-term . . . . . . . .      $15,084         $                $                  $ 4,340 (d)      $10,744
                                     =======         =======          =======            =======          =======
    Other-current (f)   . . . .      $ 6,827         $ 3,281          $ 2,373            $ 5,454 (c)
                                                                                             166 (d)
                                                                                             416 (e)        6,445 (h)
                                     =======         =======          =======            =======          =======
   Other-noncurrent (g) . . . .      $11,028         $                $ 1,800            $ 1,304 (d)      $
                                                                                             141 (e)       11,383
                                     =======         =======          =======            =======          =======

                             ROBERTSON-CECO CORPORATION                       SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                    (Continued)
                                    (Thousands)
================================================================================================================
       COLUMN A                    COLUMN B                COLUMN C                   COLUMN D          COLUMN E
----------------------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                     BALANCE        -----------------------                               BALANCE
                                       AT           CHARGED TO        CHARGED TO                             AT
                                    BEGINNING        COSTS AND          OTHER                              END OF
     DESCRIPTION                    OF PERIOD        EXPENSES          ACCOUNTS          DEDUCTIONS        PERIOD
-----------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,
1994:
 Deducted from Asset
  Accounts:
    Allowance for
     Doubtful Accounts  . . . . .      $ 3,255        $   692           $    13 (a)      $   729 (b)
                                                                                           2,088 (e)      $ 1,143
                                       =======        =======           =======          =======          =======
   Reserves for Discon-
    tinued Operations
    (g)       . . . . . . . . . .      $ 5,246        $ 8,000           $   166          $ 1,103 (c)      12,309
                                       =======        =======           =======          =======          =======
 Not Deducted from
  Asset Accounts:
   Insurance liabilities
    - current . . . . . . . . . .      $11,225        $14,908           $   331          $18,099 (c)      $ 8,365
                                       =======        =======           =======          =======          =======
   Insurance liabilities
    - long-term . . . . . . . . .      $14,770        $                 $   332          $    18 (d)      $15,084
                                       =======        =======           =======          =======          =======
    Other-current (f)   . . . . .      $12,568        $ 8,397           $ 1,311 (d)      $10,818 (c)
                                                                                           3,834 (e)
                                                                                             797 (d)      $ 6,827 (h)
                                       =======        =======           =======          =======          =======
   Other-noncurrent (g) . . . . .      $13,616        $                 $    36 (d)      $ 2,624 (d)      $11,028
                                       =======        =======           =======          =======          =======


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


                       Report of Independent Accountants on
                           Financial Statement Schedules









To the Board of Directors
of Robertson-Ceco Corporation




Our audits of the consolidated financial statements referred to in our report dated February 13, 1997 appearing on page 38 of the 1996 Annual Report on Form 10-K of Robertson-Ceco Corporation also included an audit of the Financial Statement Schedule which is as of and for the years ended December 31, 1994 , 1995 and 1996 listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP

Price Waterhouse LLP
San Francisco, California
February 13, 1997


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

4.1     Amended and Restated Stockholders Agreement dated as of
        July 12, 1990 by and among the principal stockholders of
        Ceco Industries, Inc., H.H. Robertson Company and Registrant (formerly known as The Ceco Corporation) filed as Exhibit 4.2 to Registration Statement of The Ceco Corporation on Form S-4, Registration Statement No. 33-37020, and incorporated herein by reference thereto . . . . . . . . . . . . .

4.2 Registration Rights Agreement dated May 17, 1993 by and among the Registrant and Sage RHH filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-4, Registration Statement No. 33-58818, and incorporated herein by reference thereto . . . . . . . . . . . . .

4.3     Registration Rights Agreement dated December 14, 1993 by
        and among the Registrant and Heico Acquisitions, Inc. filed as Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-10659), and incorporated herein by reference thereto  . . . .

10.1 1986 Stock Option Plan of H.H. Robertson Company (a predecessor of Registrant), as adopted and approved by H.H. Robertson Company's shareholders on May 6, 1986, as amended by H.H. Robertson Company's Board of Directors on March 24, 1987 and as further amended by H.H. Robertson Company's Board of Directors on February 22, 1989, filed as Exhibit 19 to the report of H.H. Robertson Company on Form 10-Q of H.H. Robertson Company for the quarter ended September 30, 1989, (File No. 1-5697), and incorporated herein by reference thereto . . . . . . . . . . . . . . . . . .

10.2    Employment Agreement between Registrant and Andrew G. C.
        Sage, II dated July 15, 1993 filed as Exhibit 10.23 to
        Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-10659), and incorporated herein by reference thereto  . . . . . . . . . . . . . . . .

10.3    Amended and Restated 1991 Long Term Incentive Plan, filed as
        Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 33-51665 dated December 22, 1993, and incorporated herein by reference thereto . . . . . . . . . . . . .

10.4 Agreement by and among Registrant, Capella Investments Limited and H. H. Robertson (U.K.) Limited dated November 9, 1993, filed as Exhibit 2.1 to the Registrant's report on Form 8-K dated November 22, 1993, and incorporated herein by reference thereto  . . . . . . . . . . . . . . . .

10.5 Registration Rights Agreement dated May 17, 1993 by and among the Registrant and Sage RHH referred to in Exhibit 4.2 above

10.6 Registration Rights Agreement dated December 14, 1993 by and among the Registrant and Heico Acquisitions, Inc. referred to in Exhibit 4.3 above . . . . . . . . . . . . . . .

10.7 Asset Purchase Agreement, dated December 27, 1994 by and between Cupples Products, Inc. and the Registrant filed as
        Exhibit 2.1 to Registrant's Report on Form 8-K dated December 27, 1994 (File No. 1-10659), and incorporated herein by reference thereto . . . . . . . . . . . . . . . . . .

10.8 Agreement for Purchase and Sale of Assets dated March 3, 1995 by and between the Registrant and Ceco Concrete Construction Corp. filed as Exhibit 2.1 to Registrant's Report on Form 8-K dated March 3, 1995 (File No. 1-10659), and incorporated herein by reference thereto . . . . . . . . . . . . .

10.9 Settlement Agreement dated March 3, 1995 by and between the Registrant and Federal Insurance Company filed as Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10659) and incorporated herein by reference thereto . . . . . . . . . . . . . . . . . .

10.10 Agreement for Purchase and Sale of Shares by and among the Registrant Bruco International, Inc. and H.H. Robertson
        Asia/Pacific Pte Ltd dated September 27, 1996 filed as Exhibit 2 to Registrant's Report on FORM 10-K dated September 30, 1996
        (File NO. 1-10659) and incorporated herein by reference thereto

11      Statement re Computation of Earnings (Loss) Per Common Share

21      List of subsidiaries of Registrant  . . . . . . . . .

23.1    Consent of Price Waterhouse LLP . . . . . . . . . . .

27      Financial Data Schedule . . . . . . . . . . . . . . .