Form 10-Q
period 1997-03-31
ROBERTSON CECO CORP
filed 1997-05-14
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

                                       OR

[    ]  Transition report pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number   1-10659

                           ROBERTSON-CECO CORPORATION

________________________________________________________________________________


             (Exact name of registrant as specified in its charter)

                    Delaware                36-3479146
(State or other jurisdiction             I.R.S. Employer
of incorporation or organization)       Identification No.

5000 Executive Parkway, Ste. 425, San Ramon, California             94583
            (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:            510-358-0330

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes         X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding at May 7, 1997
Common Stock, par value                         16,111,550
    $0.01 per share



                           ROBERTSON-CECO CORPORATION

                                    Form 10-Q


                        For Quarter Ended March 31, 1997

                                      INDEX



PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets --
             March 31, 1997 and December 31, 1996   . . .  3

          Condensed Consolidated Statements of Operations --
             Three Months Ended March 31, 1997 and 1996    5

          Condensed Consolidated Statements of Cash Flows --
             Three Months Ended March 1997 and 1996   . .  7

          Notes to Condensed Consolidated Financial
             Statements   . . . . . . . . . . . . . . . .  9

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . 13


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . 17

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . 17

Signatures  . . . . . . . . . . . . . . . . . . . . . . . 18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . 19







                          ITEM 1.  FINANCIAL STATEMENTS
                           ROBERTSON-CECO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                 March 31                  December 31
                                                                    1997                       1996
                             -- ASSETS--

CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . .       $      4,018                  $   12,225
    Accounts and notes receivable, net  . . . . . . . .             24,026                      22,385

    Inventories:
         Work in process  . . . . . . . . . . . . . . .              5,522                       6,750
         Material and supplies  . . . . . . . . . . . .              9,459                       9,067

         Total inventories  . . . . . . . . . . . . . .             14,981                      15,817

    Deferred taxes, current   . . . . . . . . . . . . .              6,091                       6,067

    Other current assets  . . . . . . . . . . . . . . .                723                         810

         Total current assets . . . . . . . . . . . . .             49,839                      57,304

PROPERTY - at cost  . . . . . . . . . . . . . . . . . .             44,536                      43,101

    Less accumulated depreciation   . . . . . . . . . .            (20,975)                    (20,147)

         Property, net  . . . . . . . . . . . . . . . .             23,561                      22,954

DEFERRED TAXES  . . . . . . . . . . . . . . . . . . . .             19,007                      23,837

EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED BUSINESSES - NET   . . . . . . . . . . . .             26,404                      26,611

OTHER NON-CURRENT ASSETS  . . . . . . . . . . . . . . .              1,758                       1,514

    TOTAL ASSETS  . . . . . . . . . . . . . . . . . . .         $  120,569                  $  132,220





            See Notes to Condensed Consolidated Financial Statements


                          ITEM 1.  FINANCIAL STATEMENTS
                           ROBERTSON-CECO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 March 31                December 31
                                                                    1997                       1996
                        --LIABILITIES --

CURRENT LIABILITIES:
    Current portion of long-term debt   . . . . . . . .       $      5,000                $      7,455
    Accounts payable, principally trade   . . . . . . .             12,241                      12,578
    Insurance liabilities   . . . . . . . . . . . . . .              5,744                       6,094
    Other accrued liabilities   . . . . . . . . . . . .             16,810                      28,574

    Total current liabilities   . . . . . . . . . . . .             39,795                      54,701

LONG-TERM DEBT, less current portion  . . . . . . . . .             13,750                      20,000
LONG-TERM INSURANCE LIABILITIES . . . . . . . . . . . .              8,607                       8,349
LONG-TERM PENSION LIABILITIES . . . . . . . . . . . . .              2,046                       2,231
RESERVES AND OTHER LIABILITIES  . . . . . . . . . . . .             22,409                      20,695

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .             86,607                     105,976

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Common stock, par value $0.01 per share   . . . . .                161                         161
    Capital surplus   . . . . . . . . . . . . . . . . .            178,256                     178,256
    Retained earnings (deficit)   . . . . . . . . . . .           (143,799)                   (151,527)
    Deferred compensation   . . . . . . . . . . . . . .               (187)                       (195)
    Foreign currency translation
         adjustments  . . . . . . . . . . . . . . . . .               (469)                       (451)

         Stockholders' equity . . . . . . . . . . . . .             33,962                      26,244

             TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY . . . . . . . . .         $  120,569                  $  132,220





                    See Notes to Condensed Consolidated Financial Statements



                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31
                                                                    1997                       1996


NET REVENUES  . . . . . . . . . . . . . . . . . . . . .       $     59,998                  $   56,972

COST OF SALES . . . . . . . . . . . . . . . . . . . . .             49,059                      46,081

GROSS PROFIT  . . . . . . . . . . . . . . . . . . . . .             10,939                      10,891

SELLING, GENERAL, AND ADMINISTRATIVE  . . . . . . . . .              5,520                       6,791

OPERATING INCOME  . . . . . . . . . . . . . . . . . . .              5,419                       4,100

OTHER INCOME (EXPENSE):
    Interest expense  . . . . . . . . . . . . . . . . .              (473)                      (1,042)
    Other income - net  . . . . . . . . . . . . . . . .               109                          229

                                                                     (364)                        (813)

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . .             5,055                        3,287
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .             1,895                           25

INCOME BEFORE EXTRAORDINARY ITEM  . . . . . . . . . . .             3,160                        3,262

EXTRAORDINARY GAIN ON DEBT
    REDEMPTION  . . . . . . . . . . . . . . . . . . . .             4,568                         -

NET INCOME  . . . . . . . . . . . . . . . . . . . . . .       $     7,728                 $      3,262




            See Notes to Condensed Consolidated Financial Statements


                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31
                                                                    1997                       1996
RETAINED EARNINGS (DEFICIT)
    AT BEGINNING OF PERIOD  . . . . . . . . . . . . . .        $ (151,527)                 $ (202,820)
NET INCOME  . . . . . . . . . . . . . . . . . . . . . .             7,728                       3,262

RETAINED EARNINGS (DEFICIT)
    AT END OF PERIOD  . . . . . . . . . . . . . . . . .        $ (143,799)                 $ (199,558)


INCOME PER COMMON SHARE:
    Income before Extraordinary Item  . . . . . . . . .     $          .20              $          .20
    Extraordinary Item  . . . . . . . . . . . . . . . .                .28                          -

NET INCOME  . . . . . . . . . . . . . . . . . . . . . .     $          .48              $          .20

SHARES USED IN INCOME
    PER SHARE CALCULATION   . . . . . . . . . . . . . .             16,086                      16,123




            See Notes to Condensed Consolidated Financial Statements


                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31
                                                                         1997                        1996


CASH FLOWS FROM OPERATING ACTIVITIES:
Income before extraordinary item  . . . . . . . . . . . . . .        $      3,160                $     3,262
Adjustments to reconcile income before extraordinary
    item to net cash provided by (used for)
     operating activities:
    Depreciation and amortization   . . . . . . . . . . . . .               1,059                      1,452
    Deferred income taxes   . . . . . . . . . . . . . . . . .               1,895                     -
    Changes in assets and liabilities, net of divestitures:
         (Increase) decrease in accounts and notes
            receivable  . . . . . . . . . . . . . . . . . . .              (1,800)                     1,205
         Decrease in inventories  . . . . . . . . . . . . . .                 836                        705
         Decrease in restricted cash  . . . . . . . . . . . .              -                             209
         Decrease in accounts payable . . . . . . . . . . . .                (337)                    (4,746)
         Net changes in other assets and liabilities  . . . .              (2,689)                    (1,780)

    NET CASH PROVIDED BY OPERATING
         ACTIVITIES . . . . . . . . . . . . . . . . . . . . .               2,124                        307

    NET CASH PROVIDED BY  (USED FOR)
         DISCONTINUED OPERATIONS  . . . . . . . . . . . . . .                  85                       (224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . . . . . . . . . . .              (1,435)                      (809)

    NET CASH USED FOR INVESTING ACTIVITIES                            $    (1,435)               $      (809)

            See Notes to Condensed Consolidated Financial Statements



                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31
                                                                         1997                        1996

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings  . . . . . . . . . . . . . .       $     (8,981)                 $       -

    NET CASH USED FOR FINANCING ACTIVITIES  . . . . . . . . .             (8,981)                          -

    NET DECREASE IN CASH AND
         CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .             (8,207)                      (726)
    CASH AND CASH EQUIVALENTS -
         BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .             12,225                      9,668

    CASH AND CASH EQUIVALENTS -
         END OF PERIOD  . . . . . . . . . . . . . . . . . . .        $     4,018                $     8,942
SUPPLEMENTAL CASH FLOW DATA:
    Cash payments made for:
         Interest . . . . . . . . . . . . . . . . . . . . . .        $       739                $       433
         Income taxes . . . . . . . . . . . . . . . . . . . .        $         -                $         -



            See Notes to Condensed Consolidated Financial Statements


                           ROBERTSON-CECO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. Certain other previously reported amounts have been reclassified to conform to the 1997 presentation.

2.   TAXES ON INCOME

     During the third quarter 1996, the Company reduced the deferred tax asset valuation allowance from $43,000,000 to $12,000,000, resulting in a $31,000,000 credit to income taxes. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company is required to recognize the portion of its deferred tax asset which it believes will more likely than not be realized. Management believes that the Company will be able to realize the unreserved portion of its deferred tax asset through future earnings. Accordingly, beginning in the third quarter of 1996, the Company began recognizing income tax expense at appropriate rates on its pre-tax income. However, cash payments for Federal income taxes are not expected to be made for several years. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability, amounts and timing of payments related to its trailing liabilities, or other events which might affect the realization of the Company's deferred tax asset.

3.   DISPOSITIONS

     On September 30, 1996, the Company sold its Asia/Pacific Building Products operation for approximately $1,600,000. Pursuant to the terms of the sale, for a period of one year, the Company will be required to maintain the $2,000,000 letter of credit, which was in place at September 30, 1996, in support of the Asia/Pacific Building Products Operation's credit facility. The Buyer is obligated to reimburse the Company for any amounts drawn on the letter of credit. Additionally, the Company remains liable to indemnify the Buyer for certain liabilities of the sold business. In connection with the sale, the Company agreed to continue to supply products to the Asia/Pacific Building Products operation at a fixed margin for a period of two years.

     Income generated by discontinued Building Products Operations was considered in the original provisions recorded for their disposal. Income generated by discontinued Building Products operations during the first quarter of 1996 was approximately $314,000, on revenues of $16,338,000, and was considered in the original provisions recorded for their disposal in 1995. For the three months ended March 31, 1997, operating results for Building Products were not material.


4.   OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following:


                                                March 31     December 31
                                                  1997          1996

                                                     (Thousands)

     Payroll and related benefits . . .          $    4,091   $     6,163
     Warranty and backcharge
          reserves  . . . . . . . . . .               3,669         3,704
     Deferred revenues  . . . . . . . .               1,211         1,271
     Reserves for restructuring . . . .                 226           247
     Accrued interest   . . . . . . . .                  60            67
     Capitalized future interest
          payments, current portion . .                   -         8,113
     Other  . . . . . . . . . . . . . .               7,553         9,009

                                                 $   16,810   $    28,574


5.   DEBT

     On December 31, 1996, the Company prepaid its existing term loan with Foothill Capital Corporation ("Foothill"), and the credit agreement with Foothill was terminated.

     Also on December 31, 1996, the Company entered into a new credit agreement ("Credit Agreement") with a group of banks. Under the terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20,000,000, due June 30, 2001. The lenders also agreed to provide a revolving credit and letter of credit facility of $25,000,000 maturing December 31, 2001.
     Up to $20,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of March 31, 1997, the borrowing base was approximately $25.7 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and the issuance of additional debt, amongst other matters. The Company is in compliance with the provisions of the Credit Agreement.

     In December 1996, the Company called for redemption on January 15, 1997, the amounts outstanding on the 12% Senior Subordinated Notes ("12% Notes") and the 15.5% Subordinated Debentures ("15.5% Debentures"). The 12% Notes and 15.5% Debentures were redeemed on that date utilizing proceeds from borrowing under the new term loan in the Credit Agreement plus available cash. Accordingly, $20,000,000 of the Company's long-term debt at December 31, 1996 was classified as long-term with the remainder reflected in current liabilities. The total amount of future interest payments on the 12% Notes, most of which the Company was not required to pay when the 12% Notes were redeemed, was also reflected as a current liability at December 31, 1996. Accordingly, in connection with the redemption of the 12% Notes and 15.5% Debentures in January, the Company recorded a gain of $4.6 million, net of taxes of $2.9 million, in the first quarter of 1997.

     As of March 31, 1997, the Company had outstanding letters of credit of approximately $14.4 million used principally to support insurance and bonding programs.

6.   COMMITMENTS AND CONTINGENCIES

     On March 3, 1995, the Company and its surety, Federal Insurance Company ("Federal"), entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from certain claims pending in connection with one of the Company's former Fixed Price Custom Curtainwall projects. Under the terms of the Federal Agreement, Federal assumed control of the litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3,000,000 interest bearing promissory note received from the Company's sale of the Construction Group, and agreed to pay Federal $1,000,000 per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser delivered a financial guarantee insurance policy securing payment of the Concrete Note. The Federal Agreement provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 1.6% of the outstanding common stock, and the current Chief Executive Officer and Vice Chairman of the Company, who currently controls approximately 55.9% of the outstanding common stock, and (ii) either or both must continue as chief executive officer and/or chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $4,750,000 at March 31, 1997.

     There are various other proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. The Company has recorded a liability related to litigation where it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated.

     The Company continues to be liable for liabilities associated with sold or discontinued businesses (see Note 3) prior to the sale or disposition including, in certain instances, liabilities arising from Company self-insurance programs, unfunded pension liabilities, warranty and rectification claims, severance obligations, environmental clean-up matters, and unresolved litigation arising in the normal course of the former business activities. Management has made estimates as to the amount and timing of the payment of such liabilities which are reflected in the accompanying consolidated financial statements. Given the subjective nature of many of these liabilities, their ultimate outcome cannot be predicted with certainty. However, based upon currently available information, management does not expect that the ultimate outcome of such matters will have a material effect on the consolidated financial statements.

     The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At March 31, 1997, the Company has recorded reserves of approximately $7 million, representing management's and the third parties' best estimate of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that additional costs that could be incurred would have a material effect on the consolidated financial statements.

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

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the first quarter of 1997 were $60.0 million, an increase of $3.0 million, or 5.3%, compared to the first quarter of 1996. The increase in revenue is due primarily to the combination of an increased volume of shipments from the first quarter of 1996 resulting from an increased backlog of orders at December 31, 1996, offset by a slight deterioration in prices in 1997 realized for the Company's products. The Company's gross profit increased slightly but the gross margin percentage declined to 18.2% in the first quarter of 1997 compared to 19.1% during the same period in 1996. This decline in gross margin results from competitive pricing pressure in the metal buildings' market.

Selling, general and administrative expenses decreased by $1.3 million in the first quarter of 1997 compared to the same quarter of 1996. These reductions reflect savings realized by the Company from continuing efforts to reduce general and administrative costs and from reduced benefit costs related to retirees. The increase in gross profit dollars and reductions in selling, general and administrative expenses resulted in operating income of $5.4 million during the three months ended March 31, 1997, compared to operating income of $4.1 million during the same period ended March 31, 1996.

Interest expense for the three months ended March 31, 1997 was $.5 million, compared to $1.0 million for the three months ended March 31, 1996. This reduction results from the Company's refinancing of its long term debt in late 1996 and early 1997 which resulted in lower total debt, substantially reduced interest rates and lower debt issue cost amortization.

During 1993, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings," all future interest payments which were due on the Company's 12% Notes were recorded as long term debt, except for the current portion which was classified as accrued interest payable. As a result, the Company did not record interest expense related to the 12% Notes in 1996. If the Company had not capitalized all future interest payments on its 12% Notes, interest expense for the quarter ended March 31, 1996 would have been increased by $.7 million. (See Footnote 5)

During the third quarter 1996, the Company reduced the deferred tax asset valuation allowance from $43,000,000 to $12,000,000, resulting in a $31,000,000 credit to income taxes. Under SFAS No. 109, "Accounting for Income Taxes", the Company is required to recognize the portion of its deferred tax asset which it believes will more likely than not be realized. Management believes that the Company will be able to realize the unreserved portion of its deferred tax asset through future earnings. Accordingly, beginning in the third quarter of 1996, the Company began recognizing income tax expense at appropriate rates on its pre-tax income. However, cash payments for Federal income taxes are not expected to be made for several years. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability, amounts and timing of payments related to its trailing liabilities, or other events which might affect the realization of the Company's deferred tax asset.

Income before extraordinary item was $3.2 million during the three months ended March 31, 1997 compared to $3.3 million in the same period in 1996. The positive impacts of the increases in gross profit and the reductions in selling, general and administrative and interest expenses were offset by the increase in the provision for income taxes between periods.

Net income was $7.7 million for the three months ended March 31, 1997 as compared to $3.3 million in the 1996 period. The 1997 amounts include a $4.6 million extraordinary credit, net of income taxes, representing the reduction in accrued interest costs on the Company's 12% Notes resulting from the redemption of these Notes in January 1997.

Backlog of Orders

At March 31, 1997, the backlog of unfilled orders believed to be firm was approximately $77.6 million compared to a backlog of $72.8 million at March 31, 1996 and $72.1 million at December 31, 1996.

Litigation

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

Environmental Matters

The Company's current and prior manufacturing activities have generated and continue to generate materials classified as hazardous wastes. The Company devotes considerable resources to compliance with legal and regulatory requirements relating to (a) the use of these materials, (b) the proper disposal of such materials and (c) the protection of the environment. These requirements include clean-ups at various sites. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and such liability can be reasonably estimated. However, no assurance can be given that discovery of new facts and the application of the legal and regulatory requirements to those facts would not change the Company's estimate of costs it could be required to pay in any particular situation. Based upon currently available information, including the reports of third parties, management does not believe resolution of these matters will have a material adverse effect on the consolidated financial statements.



Liquidity and Capital Resources

During the three months ended March 31, 1997, the Company generated approximately $2.1 million of cash from its operating activities. Operating cash flow benefited from the $1.9 million non-cash charge for income taxes, and was impacted by an increase in accounts receivable due to the increased level of business during the quarter. Additional uses in operating cash flow during the quarter were primarily associated with seasonal working capital requirements. Additionally, in connection with the debt redemption discussed below (and in Note 5 to the Condensed Consolidated Financial Statements), the Company paid approximately $.4 million of interest costs which would not normally have been expended until the second quarter of the year.

During the first quarter of 1996, the Company spent $1.9 million of cash in connection with a drawn letter of credit which was associated with the Company's former U.K. subsidiary (the "U.K. Letter of Credit"). In January, 1997 the Company was paid $.9 million in connection with this drawn letter of credit and the sale of certain other rights. Additional uses of cash towards discontinued operations in the first quarter of 1996 included contributions of $1.2 million to the Company's defined benefit pension plans. Effective June 30, 1996, the Company merged its three remaining defined benefit plans into a single defined benefit plan to reduce the anticipated funding requirements during the next several years and to reduce plan administrative expenses. Accordingly, the Company has not and does not expect to make any payments to the pension plan in 1997.

The Company spent approximately $1.4 million on capital expenditures during the first three months of 1997 directed toward upgrading and improving manufacturing equipment.

In December, 1996, the Company called for redemption on January 15, 1997 the amounts outstanding on the 12% Notes and 15.5% Debentures. The 12% Notes and 15.5% Debentures were redeemed on that date utilizing proceeds from borrowing under the new term loan in the Credit Agreement plus available cash of $7.8 million. Additionally, per the terms of the new Credit Agreement, the Company paid down $1.2 million of debt in March, 1997. See Note 5.

Unrestricted cash and cash equivalents decreased by $8.2 million during the period from December 31, 1996 to March 31, 1997 principally as a result of the debt redemption. At March 31, 1997, the Company had $4.0 million of unrestricted cash and cash equivalents.

The Company maintains a credit facility (the "Credit Facility") which supports both the Company's U.S. and Canadian operations, and which, under its terms, has maximum availability of $45.0 million and expires on December 31, 2001. Availability under the $25 million revolving credit portion of the Credit Facility is based on a percentage of eligible accounts receivable and inventory. At March 31, 1997, the Borrowing Base was estimated to be $25.7 million. As collateral under the Credit Facility, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Company had unused availability under the Credit Facility of $10.7 million at March 31, 1997. During the first three months of 1997, the Company reduced its letters of credit by $2.7 million to $14.3 million.


The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. This Quarterly Report contains forward-looking statements made in good faith by the corporation pursuant to these "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In connection with these "safe harbor" provisions, the Company identifies important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

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

Developments in any of these areas, which are more fully described in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1996, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


                                     PART II
                                OTHER INFORMATION



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


Item 6.       Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Computation of Earnings per Common Share, filed herewith.

         (b)  Exhibit 27 - Financial Data Schedule

         (c)  Reports on Form 8-K:

On April 8, 1997, as amended on April 16, 1997, the company filed a report of Form 8-K reporting the selection of Arthur Andersen LLP to serve as its independent public accountants for fiscal year 1997 and, accordingly, the dismissal of Price Waterhouse LLP.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               ROBERTSON-CECO CORPORATION
                               -------------------------------------------------
                                                     (Registrant)






                      By:    /s/ Patrick G. McNulty
                             -----------------------------
                             Patrick G. McNulty
                             Controller





May 12,1997




                           ROBERTSON-CECO CORPORATION
                                  EXHIBIT INDEX




EXHIBIT 11 -  Computation of Earnings Per Common Share

EXHIBIT 27 -  Financial Data Schedule