Form 10-Q
period 1997-06-30
ROBERTSON CECO CORP
filed 1997-08-14
CIK 868635

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

  [ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 1997

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
                                        Yes         X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at August 4, 1997
  Common Stock, par value $0.01 per share              16,111,550



                            ROBERTSON-CECO CORPORATION

                                     Form 10-Q


                          For Quarter Ended June 30, 1997

                                       INDEX



  PART I.   FINANCIAL INFORMATION:

  Item 1.      Financial Statements:


            Condensed Consolidated Balance Sheets --
               June 30, 1997 and December 31, 1996  . . . .

            Condensed Consolidated Statements of Operations --
               Three and Six Months Ended June 30, 1997 and 1996

            Condensed Consolidated Statements of Cash Flows --
               Six Months Ended June 1997 and 1996  . . . .

            Notes to Condensed Consolidated Financial
               Statements   . . . . . . . . . . . . . . . .

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . .


  PART II.  OTHER INFORMATION:

  Item 1.   Legal Proceedings  . . . . . . . . . . . . .

  Item 4.   Submission of Matters to a Vote of Security
            Stockholders  . . . . . . . . . . . . . . . . .

  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . .

  Signatures  . . . . . . . . . . . . . . . . . . . . . . .

  Exhibit Index . . . . . . . . . . . . . . . . . . . . . .




                           ITEM 1.  FINANCIAL STATEMENTS
                            ROBERTSON-CECO CORPORATION

                                  (In thousands)
                                    (Unaudited)


                                                                      June 30                  December 31
                                                                       1997                        1996
                                 -- ASSETS--

    CURRENT ASSETS:
        Cash and cash equivalents   . . . . . . . . . . . .        $    13,830                  $   12,225
        Accounts and notes receivable, net  . . . . . . . .             24,046                      22,385

        Inventories:
            Work in process   . . . . . . . . . . . . . . .              5,974                       6,750
            Material and supplies   . . . . . . . . . . . .              8,587                       9,067

            Total inventories   . . . . . . . . . . . . . .             14,561                      15,817

        Deferred taxes, current   . . . . . . . . . . . . .              6,720                       6,067

        Other current assets  . . . . . . . . . . . . . . .                751                         810

            Total current assets  . . . . . . . . . . . . .             59,908                      57,304

    PROPERTY - at cost  . . . . . . . . . . . . . . . . . .             46,349                      43,101

        Less accumulated depreciation   . . . . . . . . . .            (21,734)                    (20,147)

            Property, net   . . . . . . . . . . . . . . . .             24,615                      22,954

    DEFERRED TAXES  . . . . . . . . . . . . . . . . . . . .             15,804                      23,837

    EXCESS OF COST OVER NET ASSETS OF
        ACQUIRED BUSINESSES - NET   . . . . . . . . . . . .             26,197                      26,611

    OTHER NON-CURRENT ASSETS  . . . . . . . . . . . . . . .              1,493                       1,514

        TOTAL ASSETS  . . . . . . . . . . . . . . . . . . .        $   128,017                  $  132,220




             See Notes to Condensed Consolidated Financial Statements



                           ITEM 1.  FINANCIAL STATEMENTS
                            ROBERTSON-CECO CORPORATION

                       (In thousands, except per share data)
                                    (Unaudited)


                                                                     June 30                  December 31
                                                                       1997                        1996
                            --LIABILITIES --

    CURRENT LIABILITIES:
        Current portion of long-term debt   . . . . . . . .        $     5,000                $      7,455
        Accounts payable, principally trade   . . . . . . .             16,136                      12,578
        Insurance liabilities   . . . . . . . . . . . . . .              5,918                       6,094
        Other accrued liabilities   . . . . . . . . . . . .             18,181                      28,574

        Total current liabilities   . . . . . . . . . . . .             45,235                      54,701

    LONG-TERM DEBT, less current portion  . . . . . . . . .             12,500                      20,000
    LONG-TERM INSURANCE LIABILITIES . . . . . . . . . . . .              7,689                       8,349
    LONG-TERM PENSION LIABILITIES . . . . . . . . . . . . .              1,860                       2,231
    RESERVES AND OTHER LIABILITIES  . . . . . . . . . . . .             22,471                      20,695

    TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .             89,755                     105,976

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY:

        Common stock, par value $0.01 per share   . . . . .                161                         161
        Capital surplus   . . . . . . . . . . . . . . . . .            178,256                     178,256
        Retained earnings (deficit)   . . . . . . . . . . .           (139,464)                   (151,527)
        Deferred compensation   . . . . . . . . . . . . . .               (179)                       (195)
        Foreign currency translation adjustments  . . . . .               (512)                       (451)

            Stockholders' equity  . . . . . . . . . . . . .             38,262                      26,244

                TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY  . . . . . . . . .         $  128,017                  $  132,220



             See Notes to Condensed Consolidated Financial Statements

                            ROBERTSON-CECO CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF

                       (In thousands, except per share data)
                                    (Unaudited)


                                                        Three Months Ended                 Six Months Ended
                                                              June 30                           June 30

                                                       1997              1996              1997            1996


    NET REVENUES  . . . . . . . . . . . . . . .  $   69,716             $ 63,876        $ 129,714         $120,848

    COSTS OF SALES  . . . . . . . . . . . . . .      56,255               49,899          105,314           95,980

    GROSS PROFIT  . . . . . . . . . . . . . . .      13,461               13,977           24,400           24,868

    SELLING, GENERAL AND
        ADMINISTRATIVE  . . . . . . . . . . . .       6,127                6,412           11,647           13,203

    OPERATING INCOME  . . . . . . . . . . . . .       7,334                7,565           12,753           11,665

    OTHER INCOME (EXPENSE):
        Interest expense  . . . . . . . . . . .        (433)                (981)            (906)          (2,023)
        Other income - net  . . . . . . . . . .         230                  136              339              365

                                                       (203)                (845)            (567)          (1,658)

    INCOME BEFORE INCOME TAXES  . . . . . . . .       7,131                6,720           12,186           10,007
    INCOME TAXES  . . . . . . . . . . . . . . .       2,796                  175            4,691              200

    INCOME BEFORE EXTRAORDINARY
        ITEM  . . . . . . . . . . . . . . . . .       4,335                6,545            7,495            9,807

    EXTRAORDINARY GAIN ON DEBT
        REDEMPTION  . . . . . . . . . . . . . .           -                    -            4,568                -

    NET INCOME  . . . . . . . . . . . . . . . .     $  4,335          $    6,545        $  12,063       $    9,807




             See Notes to Condensed Consolidated Financial Statements


                            ROBERTSON-CECO CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF

                                    (Unaudited)

                                                           Three Months Ended            Six Months Ended

                                                              June 30                         June 30

                                                       1997              1996            1997        1996

    RETAINED EARNINGS (DEFICIT)
        AT BEGINNING OF PERIOD  . . . . . . . .   $   (143,799)    $ (199,558)      $ (151,527)  $ (202,820)
    NET INCOME                                           4,335          6,545           12,063        9,807

    RETAINED EARNINGS (DEFICIT)
                AT END OF PERIOD  . . . . . . .   $  (139,464)     $ (193,013)      $ (139,464)  $ (193,013)


    INCOME PER COMMON SHARE:
        Income before Extraordinary Item  . . .   $      .27       $      .41       $      .47   $      .61
        Extraordinary Item  . . . . . . . . . .   $        -       $        -       $      .28   $        -

    NET INCOME  . . . . . . . . . . . . . . . .   $       .27      $      .41       $      .75   $      .61

    SHARES USED IN INCOME
       PER SHARE CALCULATION  . . . . . . . . .        16,087          16,117           16,087       16,120



             See Notes to Condensed Consolidated Financial Statements




                            ROBERTSON-CECO CORPORATION

                                  (In thousands)
                                    (Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30
                                                                             1997                       1996

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Income before extraordinary item  . . . . . . . . . . . . . .       $    7,495                   $     9,807
    Adjustments to reconcile income before extraordinary
        item to net cash provided by (used for)
         operating activities:
        Depreciation and amortization   . . . . . . . . . . . . .            2,230                         2,852
        Deferred income taxes   . . . . . . . . . . . . . . . . .            4,469                        -
        Changes in assets and liabilities, net of divestitures:
            Increase in accounts and notes receivable   . . . . .           (1,868)                       (2,838)
            Decrease in inventories   . . . . . . . . . . . . . .            1,256                           988
            Increase (decrease) in accounts payable   . . . . . .            3,558                        (3,534)
            Net changes in other assets and liabilities   . . . .           (1,780)                       (2,507)

        NET CASH PROVIDED BY OPERATING
            ACTIVITIES  . . . . . . . . . . . . . . . . . . . . .           15,360                         4,768

        NET CASH PROVIDED BY (USED FOR)
            DISCONTINUED OPERATIONS   . . . . . . . . . . . . . .              242                        (3,110)

    CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures, net . . . . . . . . . . . . . . . . . .           (3,428)                       (2,042)

        NET CASH USED FOR INVESTING ACTIVITIES                          $   (3,428)                  $    (2,042)



             See Notes to Condensed Consolidated Financial Statements


                            ROBERTSON-CECO CORPORATION

                                  (In thousands)
                                    (Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30
                                                                             1997                       1996

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term borrowings  . . . . . . . . . . . . . .     $     (10,231)                $       -
    Payment of capitalized interest on 12% Notes  . . . . . . . .              (338)                     (1,354)

        NET CASH USED FOR FINANCING ACTIVITIES  . . . . . . . . .           (10,569)                     (1,354)

        NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . .             1,605                      (1,738)
        CASH AND CASH EQUIVALENTS -
            BEGINNING OF PERIOD   . . . . . . . . . . . . . . . .            12,225                       9,668

        CASH AND CASH EQUIVALENTS -
            END OF PERIOD   . . . . . . . . . . . . . . . . . . .      $     13,830                $      7,930

    SUPPLEMENTAL CASH FLOW DATA:
        Cash payments made for:
            Interest  . . . . . . . . . . . . . . . . . . . . . .      $       1,216                $     2,424
            Income taxes  . . . . . . . . . . . . . . . . . . . .      $          -                 $         -



             See Notes to Condensed Consolidated Financial Statements


                            ROBERTSON-CECO CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


  1.   BASIS OF PRESENTATION

       In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. Certain other previously reported amounts have been reclassified to conform to the 1997 presentation.

  2.   TAXES ON INCOME

       During the third quarter 1996, the Company reduced the deferred tax asset valuation allowance from $43,000,000 to $12,000,000, resulting in a $31,000,000 credit to income taxes. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company is required to recognize the portion of its deferred tax asset which it believes will more likely than not be realized. Management believes that the Company will be able to realize the unreserved portion of its deferred tax asset through future earnings. Accordingly, beginning in the third quarter of 1996, the Company began recognizing income tax expense at appropriate rates on its pre-tax income. However, cash payments for Federal income taxes are not expected to be made until the end of fiscal year 1998. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability, amounts and timing of payments related to its trailing liabilities, or other events which might affect the realization of the Company's deferred tax asset.

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

       Income generated by discontinued Building Products Operations was considered in the original provisions recorded for their disposal. Income generated by discontinued Building Products operations during the three months and six months ended June 30, 1996 was approximately $230,000, on revenues of $14,952,000, and $544,000, on revenues of
       $31,290,000, respectively. These amounts were considered in the original provisions recorded for their disposal in 1995. For the three and six months ended June 30, 1997, operating results for Building Products were not material.


  4.   OTHER CURRENT LIABILITIES

       Other current liabilities consisted of the following:

                                                                            June 30         December 31
                                                                             1997             1996

                                                                                   (Thousands)

            Payroll and related benefits  . . . . . . . . . . . . . .  $     4,655          $     6,163
            Warranty and backcharge
                 reserves   . . . . . . . . . . . . . . . . . . . . .        3,480                3,704
            Deferred revenues   . . . . . . . . . . . . . . . . . . .          847                1,271
            Capitalized future interest
                 payments, current portion  . . . . . . . . . . . . .            -                8,113
            Other     . . . . . . . . . . . . . . . . . . .                  9,199                9,323

                                                                       $    18,181           $   28,574

  5.   DEBT

       On December 31, 1996, the Company prepaid its existing term loan with Foothill Capital Corporation ("Foothill"), and the credit agreement with Foothill was terminated.

       Also on December 31, 1996, the Company entered into a new credit agreement ("Credit Agreement") with a group of banks. Under the terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20,000,000, due June 30, 2001. The lenders also agreed to provide a revolving credit and letter of credit facility of $25,000,000 maturing December 31, 2001. Up to $20,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of June 30, 1997, the borrowing base was approximately $25.8 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and the issuance of additional debt, amongst other matters. The Company is in compliance with the provisions of the Credit Agreement.

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

       As of June 30, 1997, the Company had outstanding letters of credit of approximately $10.4 million used principally to support insurance and bonding programs.

  6.   COMMITMENTS AND CONTINGENCIES

       On March 3, 1995, the Company and its surety, Federal Insurance Company ("Federal"), entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from certain claims pending in connection with one of the Company's former Fixed Price Custom Curtainwall projects. Under the terms of the Federal Agreement, Federal assumed control of the litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3,000,000 interest bearing promissory note received from the Company's sale of the Construction Group (the "Concrete Note"), and agreed to pay Federal $1,000,000 per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser delivered a financial guarantee insurance policy securing payment of the Concrete Note. The Federal Agreement provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 1.6% of the outstanding common stock, and the current Chief Executive Officer and Vice Chairman of the Company, who currently controls approximately 55.9% of the outstanding common stock, and (ii) either or both must continue as chief executive officer and/or chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $4,500,000 at June 30, 1997.

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

       The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At June 30, 1997, the Company has recorded reserves of approximately $7 million, representing management's and the third parties' best estimate of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that additional costs that could be incurred would have a material effect on the consolidated financial statements.

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

                  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS

  Revenues for the second quarter of 1997 were $69.7 million, an increase of $5.8 million, or 9.1%, compared to the second quarter of 1996. On a year-to-date basis, revenues were $129.7 million in 1997, compared to $120.8 million in 1996, an increase of $8.9 million, or 7.3%. The increase in quarterly and year-to-date revenue is due to increased volume during both quarters of 1997, offset by a slight deterioration in prices realized in 1997 for the Company's products. The metal buildings' market continues to be fairly strong in 1997. However, additional industry capacity put in place in late 1996 and early 1997, has impacted prices. The Company's gross profit decreased as the gross margin percentage declined to 19.3% in the second quarter of 1997 compared to 21.9% during the same period in 1996, and to 18.8% for the six months ended 1997 compared to 20.6% for the same period ended 1996. This decline in gross margin results from competitive pricing pressure in the metal buildings' market and increased steel costs.

  Selling, general and administrative expenses decreased by $.3 million in the second quarter of 1997 compared to the same quarter of 1996. On a year-to-date basis selling, general and administrative expenses have decreased $1.6 million from the same six month period ended June 30, 1996. These reductions reflect savings realized by the Company from continuing efforts to reduce general and administrative costs and from reduced benefit costs related to retirees. The decrease in gross profit dollars partially offset by reductions in selling, general and administrative expenses resulted in operating income of $7.3 million and $12.8 million during the three and six months ended June 30, 1997, respectively, compared to operating income of $7.6 million and $11.7 million during the three and six months ended June 30, 1996, respectively.

  Interest expense for the three and six months ended June 30, 1997 was $.4 million and $.9 million, respectively, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 1996, respectively. This reduction results from the Company's refinancing of its long term debt in late 1996 and early 1997 which resulted in lower total debt, substantially reduced interest rates and lower debt issue cost amortization.

  During the third quarter of 1996, the Company reduced the deferred tax asset valuation allowance from $43,000,000 to $12,000,000, resulting in a $31,000,000 credit to income taxes. Under SFAS No. 109, "Accounting for Income Taxes", the Company is required to recognize the portion of its deferred tax asset which it believes will more likely than not be realized. Management believes that the Company will be able to realize the unreserved portion of its deferred tax asset through future earnings. Accordingly, beginning in the third quarter of 1996, the Company began recognizing income tax expense at appropriate rates on its pre-tax income. However, cash payments for Federal income taxes are not expected to be made until the end of 1998. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability, amounts and timing of payments related to its trailing liabilities, or other events which might affect the realization of the Company's deferred tax asset.

  Income before extraordinary item was $4.3 million and $7.5 million during the three and six months ended June 30, 1997 compared to $6.5 million and $9.8 million for the same periods ended 1996, respectively. The increase in the provision for income taxes between periods is the principal reason for these declines.

  Net income during the three and six months ended June 30, 1997 was $4.3 million and $12.1 million, respectively, compared with $6.5 million and $9.8 million, for the three and six months ended June 30, 1996, respectively. The six months ended June 30, 1997 include a $4.6 million extraordinary credit, net of income taxes, representing the reduction in accrued interest costs on the Company's 12% Notes resulting from the redemption of these Notes in January 1997.

  Backlog of Orders

  At June 30, 1997, the backlog of unfilled orders believed to be firm was approximately $98.8 million compared to a backlog of $84.7 million at June 30, 1996 and $72.1 million at December 31, 1996.

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

  Liquidity and Capital Resources

  During the six months ended June 30, 1997, the Company generated approximately $15.4 million of cash from its operating activities, compared to $4.8 million for the same period ended 1996. Operating cash flow in 1997 increased due to higher operating income and timing differences on collection of receivables and settlement of payables.

  During the first quarter of 1996, the Company spent $1.9 million of cash in connection with a drawn letter of credit which was associated with the Company's former U.K. subsidiary. In January, 1997, the Company was paid $.9 million in connection with this drawn letter of credit and the sale of certain other rights. Additional uses of cash towards discontinued operations in the first six months of 1996 included contributions of $1.2 million to the Company's defined benefit pension plans. Effective June 30, 1996, the Company merged its three remaining defined benefit plans into a single defined benefit plan to reduce the anticipated funding requirements during the next several years and to reduce plan administrative expenses. Accordingly, the Company has not made and does not expect to make any payments to the pension plan in 1997.

  The Company spent approximately $3.4 million on capital expenditures during the first six months of 1997 directed toward upgrading and improving manufacturing equipment.

  In December, 1996, the Company called for redemption on January 15, 1997 the amounts outstanding on the 12% Notes and 15.5% Debentures. The 12% Notes and 15.5% Debentures were redeemed on that date utilizing proceeds from borrowing under the new term loan in the Credit Agreement plus available cash of $7.8 million. Additionally, per the terms of the new Credit Agreement, the Company paid down $2.5 million of debt during the six months ended June 30, 1997. See Note 5.

  At June 30, 1997, the Company had $13.8 million of unrestricted cash and cash equivalents.

  The Company maintains a credit facility (the "Credit Facility") which supports both the Company's U.S. and Canadian operations, and which, under its terms, has maximum availability of $45.0 million and expires on December 31, 2001. Availability under the $25 million revolving credit portion of the Credit Facility is based on a percentage of eligible accounts receivable and inventory. At June 30, 1997, the Borrowing Base was estimated to be $25.8 million. As collateral under the Credit Facility, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Company had unused availability under the Credit Facility of $15.4 million at June 30, 1997. During the first six months of 1997, the Company reduced its letters of credit by $6.6 million to $10.4 million.

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

  The Company's business operates in a highly competitive market and is subject to changes in general economic conditions, intense competition, changes in consumer preferences, foreign exchange rate fluctuations, the degree of acceptance of new product introductions, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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


                                      PART II
                                 OTHER INFORMATION



  Item 1.  Legal Proceedings

           Information describing certain of the Company's legal proceedings and environmental matters is included in Part 1, Item 1, in Note 6 to the "Notes to Condensed Consolidated Financial Statements," and in Part 1, Item 2, in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Litigation" and "Environmental Matters," and is hereby incorporated by reference.

  Item 4.  Submission of Matters to a Vote of Security Stockholders

           The Company's Annual Meeting (the "Annual Meeting") of Stockholders was held on May 20, 1997. The only matter voted on was the election of directors. Set forth below is the tabulation of the votes:

           NAME                           FOR          WITHHELD

           Andrew G. C. Sage, II       14,290,742       7,456
           Michael E. Heisley          14,292,036       6,161
           E.A. Roskovensky            14,292,036       6,161
           Frank A. Benevento, II      14,292,036       6,161
           Stanley G. Berman           14,292,035       6,162
           Stanley H. Meadows          14,292,036       6,161
           Gregg C. Sage               14,292,036       6,161

   Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibit 11 - Computation of Earnings per Common Share, filed herewith.

                Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K:

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






                                 ROBERTSON-CECO CORPORATION
                                 ------------------------------------------
                                                       (Registrant)






                        By:    /s/ Patrick G. McNulty
                               -----------------------------
                               Patrick G. McNulty
                               Controller





  August 11, 1997



                           ROBERTSON-CECO CORPORATION
                                  EXHIBIT INDEX




EXHIBIT 11 - Computation of Earnings Per Common Share

EXHIBIT 27 - Financial Date Schedule