Form 10-Q
period 1997-09-30
ROBERTSON CECO CORP
filed 1997-11-12
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

                  Class                         Outstanding at November 7, 1997
Common Stock, par value $0.01 per share                     16,111,550



                           ROBERTSON-CECO CORPORATION

                                    Form 10-Q


                      For Quarter Ended September 30, 1997

                                      INDEX



PART I.   FINANCIAL INFORMATION:

Item 1.      Financial Statements:

          Condensed Consolidated Balance Sheets --
             September 30, 1997 and December 31, 1996   .  3

          Condensed Consolidated Statements of Operations --
             Three and Nine Months Ended September 30, 1997 and 19965

          Condensed Consolidated Statements of Cash Flows --
             Nine Months Ended September 1997 and 1996  .  7

          Notes to Condensed Consolidated Financial
             Statements   . . . . . . . . . . . . . . . .  9

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . 13


PART II.  OTHER INFORMATION:

Item 1.      Legal Proceedings  . . . . . . . . . . . . . 17

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . 17

Signatures  . . . . . . . . . . . . . . . . . . . . . . . 18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . 19







                          ITEM 1.  FINANCIAL STATEMENTS
                           ROBERTSON-CECO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                September 30              December 31
                                                                    1997                      1996
                             -- ASSETS--

CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . .        $    13,237                  $   12,225
    Accounts and notes receivable, net  . . . . . . . .             32,350                      22,385

    Inventories:
         Work in process  . . . . . . . . . . . . . . .              9,350                       6,750
         Material and supplies  . . . . . . . . . . . .              6,130                       9,067

         Total inventories  . . . . . . . . . . . . . .             15,480                      15,817

    Deferred taxes, current   . . . . . . . . . . . . .              6,298                       6,067

    Other current assets  . . . . . . . . . . . . . . .                522                          810

         Total current assets . . . . . . . . . . . . .             67,887                       57,304

PROPERTY - at cost  . . . . . . . . . . . . . . . . . .             48,194                       43,101

    Less accumulated depreciation   . . . . . . . . . .            (22,548)                     (20,147)

         Property, net  . . . . . . . . . . . . . . . .             25,646                       22,954

DEFERRED TAXES  . . . . . . . . . . . . . . . . . . . .             13,199                       23,837

EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED BUSINESSES - Net   . . . . . . . . . . . .             25,990                       26,611

OTHER NON-CURRENT ASSETS  . . . . . . . . . . . . . . .              1,133                        1,514

    TOTAL ASSETS  . . . . . . . . . . . . . . . . . . .         $  133,855                   $  132,220




            See Notes to Condensed Consolidated Financial Statements


                          ITEM 1.  FINANCIAL STATEMENTS
                           ROBERTSON-CECO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               September 30               December 31
                                                                    1997                       1996
                        --LIABILITIES --

CURRENT LIABILITIES:
    Current portion of long-term debt   . . . . . . . .         $    5,000                $      7,455
    Accounts payable, principally trade   . . . . . . .             17,864                      12,578
    Insurance liabilities   . . . . . . . . . . . . . .              5,627                       6,094
    Other accrued liabilities   . . . . . . . . . . . .             19,999                      28,574

    Total current liabilities   . . . . . . . . . . . .             48,490                      54,701

LONG-TERM DEBT, less current portion  . . . . . . . . .             11,250                      20,000
LONG-TERM INSURANCE LIABILITIES . . . . . . . . . . . .              7,586                       8,349
LONG-TERM PENSION LIABILITIES . . . . . . . . . . . . .              1,678                       2,231
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . .             20,957                      20,695

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .             89,961                     105,976

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Common stock, par value $0.01 per share   . . . . .                161                         161
    Capital surplus   . . . . . . . . . . . . . . . . .            178,256                     178,256
    Retained earnings (deficit)   . . . . . . . . . . .           (133,885)                   (151,527)
    Deferred compensation   . . . . . . . . . . . . . .              (168)                       (195)
    Foreign currency translation adjustments  . . . . .              (470)                       (451)

         Stockholders' equity . . . . . . . . . . . . .             43,894                      26,244

             TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY . . . . . . . . .         $  133,855                  $  132,220





            See Notes to Condensed Consolidated Financial Statements


                           ROBERTSON-CECO CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                           Three Months Ended     Nine Months Ended
                              September 30           September 30

                             1997       1996      1997       1996

NET REVENUES  . . . . . . $  79,170  $ 70,433   $208,884    $191,281
COSTS OF SALES  . . . . .    64,496    54,387    169,810     150,367

GROSS PROFIT  . . . . . .    14,674    16,046     39,074      40,914

SELLING, GENERAL AND
    ADMINISTRATIVE  . . .     5,748     6,792     17,395      19,995

OPERATING INCOME  . . . .     8,926     9,254     21,679      20,919

OTHER INCOME (EXPENSE):
   Interest expense . . .      (388)   (1,043)    (1,294)     (3,066)
   Other income - net . .       144       213        483         578

                               (244)     (830)      (811)     (2,488)

INCOME BEFORE INCOME TAXES    8,682     8,424     20,868      18,431
INCOME TAXES  . . . . . .     3,103   (31,200)     7,794     (31,000)

INCOME BEFORE EXTRAORDINARY
   ITEM . . . . . . . . .     5,579    39,624     13,074      49,431

EXTRAORDINARY GAIN ON DEBT
   REDEMPTION . . . . . .         -         -      4,568           -

NET INCOME  . . . . . . . $    5,579 $ 39,624  $  17,642    $  49,431




            See Notes to Condensed Consolidated Financial Statements


                           ROBERTSON-CECO CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                        September 30                      September 30

                                                   1997              1996              1997        1996


RETAINED EARNINGS (DEFICIT)
    AT BEGINNING OF PERIOD  . . . . . . . .    $   (139,464)    $ (193,011)      $   (151,527)$ (202,818)
NET INCOME    . . . . . . . . . . . . . . .           5,579         39,624             17,642     49,431

RETAINED EARNINGS (DEFICIT)
             AT END OF PERIOD . . . . . . .     $ (133,885)     $ (153,387)      $   (133,885)$ (153,387)


INCOME PER COMMON SHARE:
    Income before Extraordinary Item  . . .     $          .35  $     2.46       $        .82 $     3.07
    Extraordinary Item  . . . . . . . . . .     $         -     $        -       $        .28 $        -


NET INCOME        . . . . . . . . . . . . .     $          .35  $     2.46       $       1.10 $     3.07

SHARES USED IN INCOME
      . . . . . . . .   PER SHARE CALCULATION           16,092      16,126             16,089     16,123





            See Notes to Condensed Consolidated Financial Statements




                           ROBERTSON-CECO CORPORATION
                 CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                         1997                        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Income before extraordinary item  . . . . . . . . . . . . . .      $     13,074                  $    49,431
Adjustments to reconcile income before extraordinary
    item to net cash provided by (used for)
     operating activities:
    Depreciation and amortization   . . . . . . . . . . . . .             3,355                        4,209
    Deferred income taxes   . . . . . . . . . . . . . . . . .             7,794                      (31,000)
    Changes in assets and liabilities, net of divestitures:
         Increase in accounts and notes receivable  . . . . .           (10,018)                      (2,190)
         Decrease in inventories  . . . . . . . . . . . . . .               337                        1,581
         Increase (decrease) in accounts payable  . . . . . .             5,286                       (4,224)
         Net changes in other assets and liabilities  . . . .               164                       (1,459)

    NET CASH PROVIDED BY OPERATING
         ACTIVITIES . . . . . . . . . . . . . . . . . . . . .            19,992                       16,348

    NET CASH USED FOR DISCONTINUED
         OPERATIONS . . . . . . . . . . . . . . . . . . . . .            (1,804)                      (6,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net . . . . . . . . . . . . . . . . . .            (5,357)                      (3,134)

    NET CASH USED FOR INVESTING ACTIVITIES                          $    (5,357)                 $    (3,134)





            See Notes to Condensed Consolidated Financial Statements


                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                     September 30
                                                                         1997                        1996
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings  . . . . . . . . . . . . . .       $    (11,481)                $       -
Payment of capitalized interest on 12% Notes  . . . . . . . .               (338)                    (1,324)

    NET CASH USED FOR FINANCING ACTIVITIES  . . . . . . . . .            (11,819)                    (1,324)

    NET INCREASE IN CASH AND
         CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .              1,012                      5,313
    CASH AND CASH EQUIVALENTS -
         BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .             12,225                      9,668

    CASH AND CASH EQUIVALENTS -
         END OF PERIOD  . . . . . . . . . . . . . . . . . . .       $     13,237                $    14,981

SUPPLEMENTAL CASH FLOW DATA:
    Cash payments made for:
         Interest . . . . . . . . . . . . . . . . . . . . . .       $      1,587                $     2,861
         Income taxes . . . . . . . . . . . . . . . . . . . .       $          -                $        -



            See Notes to Condensed Consolidated Financial Statements


                           ROBERTSON-CECO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of the management of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

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

3.   DISPOSITIONS

     On September 30, 1996, the Company sold its Asia/Pacific Building Products operation for approximately $1,600,000. Pursuant to the sale, the Company will maintain a $2,000,000 letter of credit until December 31, 1997, in support of the Asia/Pacific Building Products Operation's credit facility. The Buyer is obligated to reimburse the Company for any amounts drawn on the letter of credit. Additionally, the Company indemnified the Buyer for certain liabilities of the sold business and agreed to continue to supply product at a fixed margin for a period of two years.

     Income generated by discontinued Building Products Operations was considered in the original provisions recorded for their disposal. Income generated by discontinued Building Products Operations during the three months and nine months ended September 30, 1996 was approximately $385,000, on revenues of $13,973,000, and $907,000, on revenues of $46,175,000, respectively. These amounts were considered in the original provisions recorded for their disposal in 1995. For the three and nine months ended September 30, 1997, operating results for Building Products were not material.


4.   OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following:

                                                                        September 30             December 31
                                                                            1997                     1996

                                                                                (Thousands)

                  . . . . . . . . . . . . . . . . . . . . . . . .
         Payroll and related benefits . . . . . . . . . . . . . .        $      5,374            $   6,163
         Warranty and backcharge
              reserves  . . . . . . . . . . . . . . . . . . . . .               3,503                3,704
         Deferred revenues  . . . . . . . . . . . . . . . . . . .               1,138                1,271
         Capitalized future interest
              payments, current portion . . . . . . . . . . . . .                 -                  8,113
         Other    . . . . . . . . . . . . . . . . .                             9,984                9,323

                                                                         $     19,999          $    28,574


5.   DEBT

     On December 31, 1996, the Company prepaid its term loan with Foothill Capital Corporation ("Foothill"), and the credit agreement with Foothill was terminated.

     Also on December 31, 1996, the Company entered into a new credit agreement ("Credit Agreement") with a group of banks. Under the terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20,000,000, due June 30, 2001. The lenders also agreed to provide a revolving credit and letter of credit facility of $25,000,000 maturing December 31, 2001.
     Up to $20,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of September 30, 1997, the borrowing base was approximately $32.0 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and the issuance of additional debt, amongst other matters. The Company is in compliance with the provisions of the Credit Agreement.

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

     As of September 30, 1997, the Company had outstanding letters of credit of approximately $10.3 million used principally to support insurance and bonding programs.

6.   COMMITMENTS AND CONTINGENCIES

     On March 3, 1995, the Company and its surety, Federal Insurance Company ("Federal"), entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from certain claims pending in connection with one of the Company's former Fixed Price Custom Curtainwall projects. Under the terms of the Federal Agreement, Federal assumed control of the litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3,000,000 interest bearing promissory note received from the Company's sale of the Construction Group (the "Concrete Note"), and agreed to pay Federal $1,000,000 per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser delivered a financial guarantee insurance policy securing payment of the Concrete Note. The Federal Agreement provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 1.6% of the outstanding common stock, and the current Chief Executive Officer of the Company, who currently controls approximately 62% of the outstanding common stock, and
     (ii) either or both must continue as chief executive officer and/or chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $4,250,000 at September 30, 1997.

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

     The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At September 30, 1997, the Company has recorded reserves of approximately $6.6 million, representing management's and the third parties' best estimate of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that additional costs that could be incurred would have a material effect on the consolidated financial statements.

     With respect to the environmental clean-up matters, the Company has claimed coverage under its insurance policies for past and future clean-up costs related to certain sites for which the Company believes it is indemnified. The insurer has refused to admit or deny coverage under the Company's policies. As a result, the Company has filed a complaint against the insurer seeking to recover the past and future clean-up costs. It is not currently possible to predict the amount or timing of proceeds, if any, from the ultimate resolution of this matter.

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the third quarter of 1997 were $79.2 million, an increase of $8.7 million, or 12.4%, compared to the third quarter of 1996. On a year-to-date basis, revenues were $208.9 million in 1997, compared to $191.3 million in 1996, an increase of $17.6 million, or 9.2%. The increase in quarterly and year-to-date revenue is due to increased volume during all three quarters of 1997, compared to 1996, offset by a slight deterioration in prices realized in 1997 for the Company's products. Volume in the metal buildings' market continues strong in 1997. However, additional industry capacity put in place in late 1996 and early 1997, has negatively impacted prices. The Company's gross profit decreased as the gross margin percentage declined to 18.5% in the third quarter of 1997 compared to 22.8% during the same period in 1996, and to 18.7% for the nine months ended 1997 compared to 21.4% for the same period ended 1996. This decline in gross margin results from competitive pricing pressure in the metal buildings' market, increased steel prices, factory overtime to meet demand and unfavorable revenue mix.

Selling, general and administrative expenses decreased by $1.0 million in the third quarter of 1997 compared to the same quarter of 1996. On a year-to-date basis, selling, general and administrative expenses have decreased $2.6 million from the nine month period ended September 30, 1996. These reductions reflect savings realized by the Company from continuing efforts to reduce general and administrative costs and from reduced benefit costs related to retirees. The decrease in gross profit dollars partially offset by reductions in selling, general and administrative expenses resulted in operating income of $8.9 million and $21.7 million during the three and nine months ended September 30, 1997, respectively, compared to operating income of $9.3 million and $20.9 million during the three and nine months ended September 30, 1996, respectively.

Interest expense for the three and nine months ended September 30, 1997 was $.4 million and $1.3 million, respectively, compared to $1.0 million and $3.1 million for the three and nine months ended September 30, 1996, respectively. This reduction results from the Company's refinancing of its long term debt in late 1996 and early 1997 which resulted in lower total debt, substantially reduced interest rates and lower debt issue cost amortization.

During the third quarter of 1996, the Company reduced the deferred tax asset valuation allowance from $43,000,000 to $12,000,000, resulting in a $31,000,000 credit to income taxes. Under SFAS No. 109, "Accounting for Income Taxes", the Company is required to recognize the portion of its deferred tax asset which it believes will more likely than not be realized. Management believes that the Company will be able to realize the unreserved portion of its deferred tax asset through future earnings. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability, amounts and timing of payments related to its trailing liabilities, or other events which might affect the realization of the Company's deferred tax asset. Throughout 1997, the Company has recorded a tax provision on its earnings at its anticipated effective tax rate. Most of this represents a non-cash charge against earnings as the Company has available previously recorded net operating losses to offset federal taxes payable during 1997. Because of tax loss carryforwards, the Company does not expect it will become subject to cash Federal income taxes until late 1998.

Income before extraordinary item was $5.6 million and $13.1 million during the three and nine months ended September 30, 1997 compared to $39.6 million and $49.4 million for the same periods in 1996, respectively. The adjustment to the deferred tax asset allowance described above and the increase in the provision for income taxes between periods is the principal reason for these declines.

Net income during the three and nine months ended September 30, 1997 was $5.6 million and $17.6 million, respectively, compared with $39.6 million and $49.4 million, for the three and nine months ended September 30, 1996, respectively. The nine months ended September 30, 1997 include a $4.6 million extraordinary credit, net of income taxes, representing the reduction in accrued interest costs on the Company's 12% Notes resulting from the redemption of these Notes in January 1997.

Backlog of Orders

At September 30, 1997, the backlog of unfilled orders believed to be firm was approximately $92.1 million compared to a backlog of $79.1 million at September 30, 1996 and $72.1 million at December 31, 1996.

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

Liquidity and Capital Resources

During the nine months ended September 30, 1997, the Company generated approximately $20.0 million of cash from its operating activities, compared to $16.3 million for the same period ended 1996. Operating cash flow in 1997 increased due to higher income and timing differences on collection of receivables and settlement of payables.

During the first quarter of 1996, the Company spent $1.9 million of cash in connection with a drawn letter of credit which was associated with the Company's former U.K. subsidiary. In January, 1997, the Company was paid $.9 million in connection with this drawn letter of credit and the sale of certain other rights. Additional uses of cash towards discontinued operations in the first nine months of 1996 included contributions of $1.2 million to the Company's defined benefit pension plans. Effective June 30, 1996, the Company merged its three remaining defined benefit plans into a single defined benefit plan to reduce the anticipated funding requirements during the next several years and to reduce plan administrative expenses. Accordingly, the Company has not made and does not expect to make any payments to the pension plan in 1997.

The Company spent approximately $5.4 million on capital expenditures during the first nine months of 1997 directed toward upgrading and improving manufacturing equipment.

In December, 1996, the Company called for redemption on January 15, 1997 the amounts outstanding on the 12% Notes and 15.5% Debentures. The 12% Notes and 15.5% Debentures were redeemed on that date utilizing proceeds from borrowing under the new term loan in the Credit Agreement plus available cash of $7.8 million. Additionally, per the terms of the new Credit Agreement, the Company paid down $3.75 million of debt during the nine months ended September 30, 1997. See Note 5.

At September 30, 1997, the Company had $13.2 million of unrestricted cash and cash equivalents.

The Company maintains a credit facility (the "Credit Facility") which supports both the Company's U.S. and Canadian operations, and which, under its terms, has maximum availability of $45.0 million and expires on December 31, 2001. Availability under the $25 million revolving credit portion of the Credit Facility is based on a percentage of eligible accounts receivable and inventory. At September 30, 1997, the Borrowing Base was estimated to be $32.0 million. As collateral under the Credit Facility, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Company had unused availability under the Credit Facility of $14.7 million at September 30, 1997. During the first nine months of 1997, the Company reduced its letters of credit by $6.7 million to $10.3 million.

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

              None



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






                            ROBERTSON-CECO CORPORATION
                 -------------------------------------------------
                                  (Registrant)





                              By:/s/ Patrick G. McNulty
                           -----------------------------
                               Patrick G. McNulty
                                   Controller





                                November 10, 1997




                           ROBERTSON-CECO CORPORATION
                                  EXHIBIT INDEX




EXHIBIT 11 -  Computation of Earnings Per Common Share

EXHIBIT 27 -  Financial Data Schedule