Form 10-K405
period 1997-12-31
ROBERTSON CECO CORP
filed 1998-03-31
CIK 868635

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

Annual report ("Report") pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

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

Common Stock, par value,              New York Stock Exchange
$0.01 per share

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $54,526,540 based upon the closing sales price of Registrant's common stock on the New York Stock Exchange on March 20, 1998.
(The value of shares of common stock held by executive officers and directors of the Registrant and their affiliates has been excluded.)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    As of March 20, 1998, 16,111,550 shares of common stock of the Registrant were outstanding.

    Portions of the Registrant's definitive proxy statement for Registrant's 1998 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of Registrant's fiscal year covered by this report ("Report") are incorporated by reference into Part III.

                           ROBERTSON-CECO CORPORATION

                                Table of Contents

                                     PART I

                                                                Page


Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .    3

Item 2.   Properties  . . . . . . . . . . . . . . . . . . . .    5

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .    5

Item 4.   Submission of Matters to a Vote of Security Holders    6

Item 4.1  Executive Officers of the Registrant  . . . . . . .    6


                                     PART II


Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters . . . . . . . . . . . . . . .    8

Item 6.   Selected Financial Data . . . . . . . . . . . . . .    9

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . .   11

Item 8.   Financial Statements and Supplementary Data . . . .   15

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . . . . .   35


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant    36

Item 11.  Executive Compensation  . . . . . . . . . . . . . .   36

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management  . . . . . . . . . . . . . . . . .   36

Item 13.  Certain Relationships and Related Transactions  . .   36

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . . . . .   37

          Signatures  . . . . . . . . . . . . . . . . . . . .   38


ITEM 1.   BUSINESS

THE COMPANY

     Robertson-Ceco Corporation (the "Company") was formed on November 8, 1990 by the merger (the "Combination") of H. H. Robertson, Inc. ("Robertson") and Ceco Industries, Inc. ("Ceco Industries") with and into The Ceco Corporation ("Ceco"), a wholly-owned subsidiary of Ceco Industries, with Ceco continuing as the surviving corporation under the name Robertson-Ceco Corporation. The Combination was accounted for using the purchase method, with Robertson deemed the acquirer.

     After the Combination, the Company and its subsidiaries operated in four business segments: (1) the Metal Buildings Group, which operated primarily in North America and is engaged in the manufacture, sale and installation of pre-engineered metal buildings for commercial and industrial users; (2) the Building Products Group, which operated on a worldwide basis and was engaged in the manufacture, sale and installation of non-residential building components, including wall, roof and floor systems; (3) the Door Products Group which operated primarily throughout the United States and was engaged in the manufacture and distribution of metal, wood and fiberglass doors and frames for commercial and residential markets; and (4) the Concrete Construction Group, which operated throughout the United States and was engaged in the provision of subcontracting services for forming poured-in-place, reinforced concrete structures.

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

     In November 1993, the Company sold its Building Products subsidiary located in the United Kingdom (the "U.K. Subsidiary"). During the fourth quarter of 1994, the Company sold its remaining U.S. Building Products operation, the Cupples Products Division ("Cupples Division"), which manufactured curtainwall systems, and commenced a plan to sell or dispose of its remaining European Building Products operations. In 1995, the Company sold its subsidiaries located in Holland and Spain. In 1996, the Company sold its subsidiary located in Norway, and its Building Products operations located in Australia, Northeast Asia and Southeast Asia (together the "Asia/Pacific Building Products
Operations").   The Canadian Building Products business is expected to be
divested in 1998. On March 3, 1995, the Company sold the Concrete Construction Group to a company which is controlled by the Company's Chief Executive Officer.

     For accounting purposes, the Door Products Group, Concrete Construction Group and the Building Products Group were each considered separate business segments. Accordingly, the Company's Consolidated Statements of Income were reclassified to reflect these businesses as discontinued operations.

     In addition to the sale of and exit from the businesses discussed above, a series of other operational restructuring actions were taken during the past several years, including downsizing the corporate office, closing excess metal building plants and redistributing manufacturing operations and equipment from closed operations, consolidating and improving capacity and cost effectiveness at the remaining plants, reducing work force levels, and redefining management and operating policies. Furthermore, significant financial restructuring actions have been completed by the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997.)


METAL BUILDINGS GROUP

     The ongoing operations of the Company consists of the Metal Buildings Group. The Metal Buildings Group consists of three pre-engineered metal building companies: Ceco Building Systems, Star Building Systems, and H. H. Robertson Building Systems (Canada). Pre-engineered metal buildings have traditionally accounted for a significant portion of the market for nonresidential low-rise buildings under 150,000 sq. ft. in size that are built in North America. Historically aimed at the one-story small to medium building market, the use of the product is expanding to large (up to 1 million sq. ft.), more complex, and multi-story (up to 4 floors) buildings. The product provides the customer with a custom designed building which generally is lower cost than conventional construction and faster from concept to job completion.

     The Company's metal building systems are manufactured at five U.S. plants with one located in each of California, Mississippi and North Carolina and two in Iowa. The Company has one plant outside of the U.S. located in Ontario, Canada. The buildings are primarily sold through builder/dealer networks located throughout the United States and Canada. In addition to sales in North America, in recent years the Company has been selling its buildings to the Asian market. Sales to the Asian market are made both through local unaffiliated dealers and by Company salespersons.

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


INVENTORY AND BACKLOG

     Virtually all sales of pre-engineered metal buildings are for specific projects, and the Company maintains a minimum inventory of finished products. Shipments of pre-engineered metal buildings are generally made directly from the manufacturing plant to the building sites. Most raw materials are steel-related materials which are susceptible to price increases, especially during periods of strong economic growth. Historically, the Company and the companies with which it competes have been successful in passing on such price increases to customers.

     Due to the wide availability of the necessary raw materials and the relatively short delivery lead times, the Company generally has been able to minimize its risk with respect to price increases in the raw materials used to manufacture its products. To the extent that the Company quotes a fixed-price sales contract and has not locked in the related cost of the raw materials, the Company is at risk for price increases in such raw materials. Additionally, during times of declining demand, selling prices tend to be adversely affected, and the Company may not experience similar declines in material costs.

     Backlog is determined based upon receipt of a contract or purchase order from the customer. The Company reduces its backlog upon recognition of revenue. At December 31, 1997, the backlog of unfilled orders believed to be firm was approximately $72.7 million compared with $72.1 million at December 31, 1996. Substantially all of the December 31, 1997 backlog is expected to be executed in 1998.


PATENTS

     The Company owns a number of patents with varying expiration dates extending beyond the year 2000. None of these patents are believed to be a major factor in the competitive position of the Company.


EMPLOYEES

     At December 31, 1997, the Company employed approximately 1,500 persons (excluding 57 employees at the Company's discontinued Canadian building products operation) and was a party to collective bargaining agreements with labor unions covering approximately 157 employees. Work stoppages are a possibility in connection with the negotiation of collective bargaining agreements, although the Company believes that its employee relations are generally satisfactory.


FOREIGN OPERATIONS

     For the year ended December 31, 1997, the foreign operations accounted for 7.2% of the Company's revenues before inter-area eliminations, and at December 31, 1997, foreign operations accounted for approximately 7% of the Company's total assets (before adjustments and eliminations). The Company's foreign business results in several risks to the Company's financial condition and results of operations, but these are not considered significant.


ITEM 2.   PROPERTIES


     The Company owns and operates six manufacturing plants. The listing below identifies the locations of those facilities. The productive capacities of these plants are considered adequate to serve the Company's business needs at a volume at least equal to that achieved in 1997.

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


ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth certain information regarding the executive officers of the Company as of March 26, 1998.


Name                     Age           Position


Andrew G. C. Sage, II    72            Chairman
Michael E. Heisley       61            Chief Executive Officer
E.A. Roskovensky         52            President and Chief Operating Officer
Ronald D. Stevens        54            Executive Vice President and Chief
                                         Financial Officer


     Mr. Andrew G. C. Sage, II is Chairman (since July 1993) of the Company.
Mr. Sage also served as President (from November 1992 until July 1993) and Chief Executive Officer (from November 1992 until December 1993) of the Company. Mr. Sage is also President of Sage Capital Corporation ("Sage Capital"), a general business and financial management corporation specializing in business restructuring and problem solving. Mr. Sage is a director of American Superconductor Corporation and Tom's Foods, Inc.

     Mr. Heisley is Chief Executive Officer (since December 1993) of the
Company.   Mr. Heisley is Chairman of the following companies:  Davis Wire
Corporation (since 1991), a manufacturer of steel wire and Tom's Foods, Inc. (since 1993), a manufacturer and distributor of snack food. Mr. Heisley is Chief Executive Officer of The Heico Companies, L.L.C. (since 1979). He is also Chief Executive Officer of Heico Holding Inc., formerly Pettibone Corporation, (since 1988), a diversified manufacturing company, and director of Tom's Foods, Inc. and Envirodyne, Inc. (since 1994).

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


                                                  High       Low



Calendar 1997
  First Quarter . . . . . . . . .              $ 8    1/8   $ 7  1/8
  Second Quarter  . . . . . . . .                8    1/2     7  1/4
  Third Quarter . . . . . . . . .               12    -       8   -
  Fourth Quarter  . . . . . . . .               11    7/8     8  3/4

Calendar 1996
  First Quarter . . . . . . . . .              $ 6    5/8   $ 5  1/8
  Second Quarter  . . . . . . . .                6    1/8     4  3/4
  Third Quarter . . . . . . . . .                7    7/8     4  1/2
  Fourth Quarter  . . . . . . . .                8    7/8     7  3/4


     There were approximately 2,283 holders of record of the Company's Common Stock as of March 20, 1998. Included in the number of stockholders of record are stockholders who held shares in "nominee" or "street" name. The closing price per share of the Company's Common Stock on March 20, 1998, as reported under the NYSE Composite Transaction Reporting System, was $10-9/16.


ITEM 6.   SELECTED FINANCIAL DATA

     Set forth below is historical financial data for each of the five years in the period ended December 31, 1997. This data has been derived from the audited consolidated financial statements of the Company for such periods, some of which are presented elsewhere herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Report.


Operations Data (a) (b):
(In thousands, except share data)
                                                                 Year Ended December 31

                                            1993          1994            1995           1996         1997


Net revenues    . . . . . . . . . . .     $218,338       $251,584       $264,983       $255,893    $ 288,151
Cost of sales . . . . . . . . . . . .      188,892        213,948        218,285        201,478      233,284
Gross Profit    . . . . . . . . . . .     $ 29,446       $ 37,636       $ 46,698       $ 54,415    $  54,867
 Selling, general and
    administrative  . . . . . . . . .       32,982         31,910         30,844         27,549       24,126
  Restructuring . . . . . . . . . . .            -          2,075              -              -            -

Operating income (loss) . . . . . . .     $ (3,536)      $  3,651      $  15,854       $ 26,866     $ 30,741
Interest expense  . . . . . . . . . .       (9,545)        (4,164)        (4,335)        (4,166)      (1,659)
Other income, net . . . . . . . . . .          498            346            828            841          904

Income (loss) from continuing
 operations before income
 taxes          . . . . . . . . . . .     $(12,583)      $   (167)     $  12,347       $ 23,541     $ 29,986
Provision (credit) for taxes
 on income      . . . . . . . . . . .            -              -              -        (29,067)      11,200

Income (loss) from
 continuing operations  . . . . . . .     $(12,583)      $   (167)     $  12,347       $ 52,608     $ 18,786
Discontinued operations (c) . . . . .      (12,520)       (21,593)       (15,888)         -             -
Extraordinary gain (loss) on
 debt           . . . . . . . . . . .        5,367              -              -         (1,315)       4,568
Cumulative effect of
 accounting change (d)  . . . . . . .       (1,200)             -              -              -            -

Net income (loss) . . . . . . . . . .     $(20,936)      $(21,760)     $  (3,541)       $ 51,293    $ 23,354

Basic/Diluted earnings (loss) per
 common share (e):
  Continuing operations . . . . . . .    $  (2.04)    $     (.01)     $     .77         $   3.28    $   1.17
  Discontinued operations (c) . . . .       (2.01)         (1.37)          (.99)               -           -
  Extraordinary item  . . . . . . . .         .86              -              -             (.08)        .28
  Cumulative effect of
    accounting change (d) . . . . . .        (.20)             -              -                -           -
Net income (loss) per
    common share  . . . . . . . . . .   $   (3.39)    $    (1.38)     $    (.22)        $   3.20    $   1.45

Weighted average number of
 common shares outstanding (e)    . .        6,217         15,808         15,932          16,017      16,056

Cash dividends declared per
 common share . . . . . . . . . . . .           -              -              -               -           -



Balance Sheet Data (a)(b):
(Thousands)
                                                                     December 31

                                            1993         1994(b)          1995          1996          1997

Working capital   . . . . . . . . . .   $    4,708     $    9,826   $         88     $    2,603   $   35,127
Total assets    . . . . . . . . . . .      181,823        137,400        108,479        143,914      143,544
Long-term debt (current
  portion)      . . . . . . . . . . .          390            134            -            7,455        5,000
Long-term debt (excluding
  current portion)  . . . . . . . . .       45,084         43,421         40,530         20,000       10,000
Stockholders' equity
  (deficiency)  . . . . . . . . . . .      (16,663)       (35,693)       (29,994)        26,244       49,746

(a)       The consolidated statements of income are reclassified to reflect the operating results of the Concrete Construction
          Group (measurement date was December 1994; sale was consummated in March 1995) and the Building Products Group
          (measurement date was December 1995; execution of plans to exit the remaining businesses are substantially complete), as discontinued operations.  Accordingly, the income and expense amounts of such business segments prior to the respective measurement dates are classified as a single line item within discontinued operations.  For purposes of the consolidated balance sheets, the net assets and liabilities of such business segments, including any loss provisions, were recorded net as of the measurement dates.

(b)       The consolidated financial information as of and for the year ended December 31, 1993, and for periods subsequent thereto, include the effects of a debt/equity offer ("Exchange Offer") consummated on July 14, 1993. In connection with the Exchange Offer, all future interest costs for the Company's 12% Senior Subordinated Notes were capitalized and, as a result, the Company did not record any interest expense related to the 12% Senior Subordinated Notes.  The Company's
          15.5% Debentures and 12% Notes were redeemed in January 1997 in connection with a refinancing of the Company's long-term debt. (see Note 8 of the Notes to Consolidated Financial Statements).

(c)       Income (losses) from discontinued operations are reported net of income tax expense (benefit) of $9,000, $256,000 and
          $(400,000), during each of the years ended December 31, 1993, 1994 and 1995 respectively.

(d)       In the fourth quarter of 1993, the Company adopted Statement of Accounting Standards No. 112 "Employers' Accounting for
          Post Employment Benefits".  (See Note 15 of the Notes to Consolidated Financial Statements.)

(e)       On July 23, 1993, a 1 for 16.5 reverse split of the Company's common stock became effective.  All common stock share amounts and per share data are restated to reflect the reverse split.  Certain share and per share data have been restated to give effect to the adoption of Statement of Financial Accounting Standard No. 128 (SFAS 128) "Earnings Per
          Share".



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

      Revenues for 1997 were $288.2 million compared to $255.9 million a year ago, a 12.6% increase. The increase in revenues was essentially equal to the growth rate experienced by the metal buildings' industry overall. The Company entered 1997 with a strong backlog, and order inflow continued at an excellent level throughout the year. Additionally, the Company benefited from the first full year of utilization of plant capacity additions made over the last two years. Revenue gains were experienced in each geographic area of the business except the West Coast operation. New tariffs in the Far East reduced the amount of export business for that operation, and the California economy is still catching up with growth rates in the rest of the Company's regions. Competitive pricing experienced in all regions partially reduced the revenue benefits from increased volumes. Several competitors have added capacity over the last two years, and their efforts to fill their plants resulted in a difficult pricing environment. This affected the Company's margins as discussed below.

      The price pressures experienced in the first three quarters and an unfavorable product mix caused gross margins to decline from 21.3% last year to 19.0% in 1997. Margins began to improve toward the end of 1997 as companies in the industry were operating at or near capacity, but this improvement was not enough to make up for the margin points lost in the early part of the year. In 1997, the Company also had higher pass-through revenue from products that are supplied to customers but manufactured by others, which are generally at a lower margin to the Company and are necessary to meet competitive demands. There were also higher revenues from erection and subcontract activities where the margins are not as high.

      Despite the gross margin decline, operating margins improved from 10.5% in 1996 to 10.7% in 1997. Selling, general, and administrative ("S,G & A") costs declined to 8.4% of revenues in 1997 from 10.8% in 1996. In 1997, the Company realized a full year's benefit from the relocation of the corporate office in 1996 and reduced relocation and other transitional costs. In 1997, there were additional savings in salary and benefit costs due to reduced corporate staff. The costs of post retirement plans, which continue despite the plans being frozen or scaled back, declined by $.6 million. In addition, several major systems efforts of the past few years concluded, and, correspondingly, development costs were reduced. Most of the reductions in S, G & A costs are expected to be permanent. Thus, these costs can be expected to be relatively constant as a percentage of revenues in future periods.

      A major factor in the improved pretax results in 1997 was the substantial reduction in interest and other financing costs achieved during the year. These costs are down $2.5 million from 1996. This is a result of the debt refinancing completed in January 1997, with a new revolving credit and term loan agreement significantly lowering borrowing and letter of credit costs. The Company also changed its surety bonding source, reducing bonding costs. Total borrowings were reduced by approximately $12 million during the year.

      For the year, pretax income was $30.0 million compared to $23.5 million in 1996. This represents a 27.4% increase between years resulting from increased revenues, reduced S, G & A costs and reduced borrowing expenses. Pretax income increased to 10.4% of revenues compared to 9.2% last year.

      In the third quarter of 1996, the Company recorded tax assets reflecting the future tax benefits of the company's net operating loss carryforwards and tax timing differences. Thus, 1996 had a net tax credit of $29.1 million representing this tax benefit partially offset by a provision for taxes in the last quarter of 1996. Throughout 1997 the results have reflected a full tax charge at the Company's effective tax rate on income. This results in income before extraordinary items declining from $52.6 million in 1996 to $18.8 million in 1997. However, had 1996 been reported with a full tax charge as in 1997, income before extraordinary items for that year would have been approximately $14.4 million.

      Net income for each year reflects an extraordinary item related to the debt refinancing. In 1996, a $1.3 million net charge was recorded to write-off the remaining deferred debt issuance costs and prepayment penalties on a portion of the debt. In 1997, the Company recorded a $4.6 million credit reflecting the elimination of the previously recorded accrued interest on the 12% debentures that were redeemed in January 1997.

      At December 31, 1997 the backlog of unfilled orders believed to be firm was approximately $72.7 million compared to $72.1 million at December 31, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

      Revenue for the year ended December 31, 1996 was $255.9 million, a decrease of $9.1 million, or 3.4%, compared to 1995. The decrease in revenue was primarily the result of severe weather conditions in early 1996, and a lower order backlog entering the year. Management also consciously reduced some volume in order to maintain the price structure.

      The Company's gross margin percentage was 21.3% in 1996 compared to 17.6% in 1995. This increase is a result of several factors. In 1996 the Company held prices early in the year, as discussed above, which improved margins. Material costs were lower, and the Company experienced reduced costs associated with various employee benefit and insurance programs. Productivity improvement programs instituted in the plants also benefited our cost structure in 1996. Selling, general and administrative expenses decreased by $3.3 million in 1996, or 10.7%, compared to 1995. This decrease was primarily the result of savings realized by the Company from continuing efforts to reduce general and administrative costs, such as the relocation of the Corporate office, and from modifications made in 1995 and 1996 to certain defined benefit pension and retiree medical plans. These were somewhat offset by expenses associated with implementation of new information systems.

      Operating income during the year ended December 31, 1996, was $26.9 million compared to $15.9 million in 1995. This increase in operating income resulted from the increase in gross margin and decreases in selling, general and administrative expenses discussed above.

      During the third quarter of 1996, the Company reduced its deferred tax valuation allowance resulting in a $31 million credit to taxes on income. That decision resulted from continued profitable operating results, substantial completion of the Company's divestiture plan, realization of the benefits of certain restructuring initiatives, successful implementation of cost containment measures associated with trailing liabilities and other factors.

      For the year ended December 31, 1996, income from continuing operations was $52.6 million compared to $12.3 million in 1995. This dramatic increase was the result of the significant improvement in operating income and the tax credit recorded in the third quarter.

      On December 31, 1996, the Company prepaid its existing term loan with Foothill Capital Corporation ("Foothill"), and the credit agreement with Foothill was terminated. In connection with the prepayment, the Company incurred a $300,000 prepayment penalty. This amount, plus $1.8 million of deferred fees and expenses, net of taxes of $.8 million, has been included in the Consolidated Statements of Income as an extraordinary loss on debt redemption.


LITIGATION AND ENVIRONMENTAL

      There are various proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's existing or prior businesses. The Company has recorded liabilities for litigation where it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the outcome of the Company's legal proceedings cannot be predicted with certainty, management does not expect these matters will have a material adverse effect on the Company's consolidated financial statements.

      The Company has been identified as a potentially responsible party by Federal and state authorities for clean-up at various waste disposal sites. The Company has engaged appropriate third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. Although it is difficult to reasonably quantify future environmental expenditures, the Company has accrued environmental and clean-up costs of a non-capital nature when it is both probable that a loss has been incurred and the amounts can be reasonably estimated. As of December 31, 1997, the Company has recorded reserves for environmental matters of approximately $6.5 million. Based upon currently available information, including the reports from third parties, management does not believe any loss in excess of the amounts accrued would be material to the consolidated financial statements.

      With respect to the environmental clean-up matters, the Company has claimed coverage under its insurance policies for past and future clean-up costs related to certain sites for which the Company believes it is indemnified under its insurance policies. The insurer has refused to admit or deny coverage under the Company's policies. As a result, the Company has filed a complaint against the insurer seeking to recover the past and future clean-up costs. It is not currently possible to predict the amount or timing of proceeds, if any, from the ultimate disposition of this matter.


LIQUIDITY AND CAPITAL RESOURCES

      During 1997, the Company generated approximately $30.5 million of cash from its operating activities, compared to $21.8 million in 1996. A major source of this increase was the increase in pretax income of $6.4 million. Although the Company pursued available discounts on payables in 1997, the discounts had less impact on net cash than in 1996. The Company also experienced lower settlement amounts for worker's compensation and general liability claims. This does not reflect any change in management's desire to close these claims when favorable terms can be reached, but rather reflects the reduction in the number of claims. Offsetting these items was the increase in receivables experienced toward the end of the year as revenues in the fourth quarter far surpassed any previous fourth quarter in the Company's history.

      Cash expended on discontinued operations was significantly reduced. In 1997, net cash outflows for discontinued operations were $2.9 million compared to $8.2 million in the previous year. In 1996, the Company was able to aggressively settle and close claims for worker's compensation and general liability issues, paid $1.8 million into the defined benefit plan trust, and spent $1.9 million in connection with a drawn letter of credit associated with the Company's former U.K. subsidiary. These items did not recur. Although management continues to aggressively pursue resolution of liabilities related to sold and discontinued operations, resolution of many of these matters is not completely within management's control. Consequently, cash expended for these matters can be expected to fluctuate from year to year.

      Cash payments for capital expenditures increased substantially to $7.3 million compared to $3.4 million last year. The Company is continuing a program of replacement and improvement of manufacturing equipment started several years ago and completed several capacity additions to its existing facilities in 1997. The Company expended $12.7 million, net, in 1997 for debt reduction.
This consists of payments of about $27 million on debentures which were redeemed in January 1997 and $5 million on term loans during 1997, net of the $20 million borrowed in January 1997 on the new term loan.

      The Company's primary source of liquidity is available cash generated from operations and the Company's credit agreement with a group of banks. Under the terms of this agreement, the lenders are providing a term loan which had an initial amount of $20 million and which matures June 30, 2001. In addition, the Company has a revolving credit facility of $25 million which matures December 31, 2001. Availability under the facility is based on a percentage of eligible accounts receivable and inventory. As of December 31, 1997, this borrowing base was approximately $29.9 million. Up to $20 million of the revolving facility can be used to support letters of credit. At December 31, 1997 the Company had outstanding $10.2 million in letters of credit, which are used to support the Company's insurance and bonding programs, which reduced availability under the agreement. Other than the letters of credit, there have been no amounts outstanding during the year under the revolving credit agreement.

      OUTLOOK. During 1995, the management of the Company and the Board of Directors determined that the best strategy for the Company was to operate solely as a metal building business. This strategy was based in part on the success which the metal building operation had achieved with the long-term view of the value of the metal building business and the cash and liquidity demands which would be required to fund the non-metal building businesses. Exit from non-metal building businesses is essentially complete. Demands on the Company's cash and financing resources could continue to be significant in 1998 and beyond as a result of funding requirements associated with retained liabilities of sold or discontinued businesses. The Company expects to meet these requirements through a number of sources including operating cash generated by the metal building business, available cash, which was $19.5 million at the end of 1997, and the Company's credit facility. In the event the Company experiences significant differences between anticipated and actual amounts and timing of: 1) payments on the retained liabilities, or 2) the Company's operating results, the Company may be required to seek additional capital through new credit facilities, modification of existing credit facilities or a debt or equity offering. There can be no assurance, however, that such additional capital would be available.

      The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. This annual report contains forward-looking statements made in good faith by the Company pursuant to these "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In connection with these "safe harbor" provisions, the Company identifies important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements. The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, intense competition, changes in consumer preferences, foreign exchange rate fluctuations, the degree of acceptance of new product introductions, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. Developments in any of these areas, which are more fully described elsewhere in part I, item 1 - Business, and item 3 - Legal Proceedings, and in part II, item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10-13 of this Annual Report on Form 10-K, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.



ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           ROBERTSON-CECO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                               For the Years Ended December 31

                                                                            1995            1996              1997


NET REVENUES    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $264,983        $255,893         $288,151

COST OF SALES   . . . . . . . . . . . . . . . . . . . . . . . . . . .      218,285         201,478          233,284

GROSS PROFIT    . . . . . . . . . . . . . . . . . . . . . . . . . . .       46,698          54,415           54,867

SELLING, GENERAL AND ADMINISTRATIVE   . . . . . . . . . . . . . . . .       30,844          27,549           24,126
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .       15,854          26,866           30,741

OTHER INCOME (EXPENSE)
    Interest expense    . . . . . . . . . . . . . . . . . . . . . . .       (4,335)         (4,166)          (1,659)
    Other income - net    . . . . . . . . . . . . . . . . . . . . . .          828             841              904
                                                                            (3,507)         (3,325)            (755)
INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION (CREDIT) FOR TAXES ON INCOME   . . . . . . . . . .       12,347          23,541           29,986
PROVISION (CREDIT) FOR TAXES ON INCOME    . . . . . . . . . . . . . .            -         (29,067)          11,200

INCOME FROM CONTINUING OPERATIONS   . . . . . . . . . . . . . . . . .       12,347          52,608           18,786

DISCONTINUED OPERATIONS
    Income from discontinued operations   . . . . . . . . . . . . . .          117               -                -
    Loss on sale/disposal of business segments    . . . . . . . . . .      (16,005)              -                -

    Loss from discontinued operations     . . . . . . . . . . . . . .      (15,888)              -                -

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM   . . . . . . . . . . . . . .       (3,541)         52,608           18,786

EXTRAORDINARY GAIN (LOSS) ON DEBT REDEMPTION  . . . . . . . . . . . .            -          (1,315)           4,568

NET INCOME (LOSS)   . . . . . . . . . . . . . . . . . . . . . . . . .     $( 3,541)       $ 51,293         $ 23,354

BASIC/DILUTED EARNINGS (LOSS) PER COMMON SHARE
    Continuing operations     . . . . . . . . . . . . . . . . . . . .     $    .77        $   3.28         $   1.17
    Discontinued operations     . . . . . . . . . . . . . . . . . . .         (.99)              -               -
    Extraordinary item    . . . . . . . . . . . . . . . . . . . . . .            -            (.08)             .28

NET INCOME (LOSS)   . . . . . . . . . . . . . . . . . . . . . . . . .     $   (.22)       $   3.20         $   1.45

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
         OUTSTANDING    . . . . . . . . . . . . . . . . . . . . . . .       15,932          16,017           16,056


                                          See Notes to Consolidated Financial Statements.



                           ROBERTSON-CECO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                               December 31

                                                                                          1996              1997


                             ASSETS

CURRENT ASSETS
    Cash and cash equivalents     . . . . . . . . . . . . . . . . . . . . . . . .        $  12,225        $ 19,461
    Accounts and  notes receivable, less allowance
      for doubtful accounts:  1996, $1,881; 1997, $1,690    . . . . . . . . . . .           22,385          28,249
    Inventories     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,817          13,702
    Deferred taxes, current     . . . . . . . . . . . . . . . . . . . . . . . . .            6,067          15,688
    Other current assets    . . . . . . . . . . . . . . . . . . . . . . . . . . .              810             557
         Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . .        $  57,304       $  77,657

PROPERTY, PLANT AND EQUIPMENT - AT COST
    Land      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,654       $   1,654
    Buildings and improvements    . . . . . . . . . . . . . . . . . . . . . . . .            9,934          11,136
    Machinery and equipment     . . . . . . . . . . . . . . . . . . . . . . . . .           29,027          33,037
    Construction in progress    . . . . . . . . . . . . . . . . . . . . . . . . .            2,486           3,581
                                                                                         $  43,101        $ 49,408
    Less accumulated depreciation     . . . . . . . . . . . . . . . . . . . . . .          (20,147)        (22,902)
         Property, Plant and Equipment - net  . . . . . . . . . . . . . . . . . .        $  22,954        $ 26,506

EXCESS OF COST OVER NET ASSETS OF ACQUIRED
    BUSINESSES, LESS ACCUMULATED AMORTIZATION:
    1996, $5,913; 1997, $6,741    . . . . . . . . . . . . . . . . . . . . . . . .        $  26,611        $ 25,783

DEFERRED TAXES, NON-CURRENT   . . . . . . . . . . . . . . . . . . . . . . . . . .           35,531          12,329

OTHER NON-CURRENT ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,514           1,269

         Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 143,914        $143,544



                                          See Notes to Consolidated Financial Statements.



                           ROBERTSON-CECO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                              December 31

                                                                                         1996              1997


         LIABILITIES

CURRENT LIABILITIES:
    Current portion of long-term debt     . . . . . . . . . . . . . . . . . . .      $    7,455         $    5,000
    Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,578             13,209
    Accrued payroll and benefits    . . . . . . . . . . . . . . . . . . . . . .           8,084              7,525
    Other accrued liabilities     . . . . . . . . . . . . . . . . . . . . . . .          26,584             16,796

         Total current liabilities    . . . . . . . . . . . . . . . . . . . . .       $  54,701          $  42,530

LONG-TERM DEBT, LESS CURRENT PORTION    . . . . . . . . . . . . . . . . . . . .          20,000             10,000

DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,782              5,891

OTHER LONG-TERM LIABILITIES   . . . . . . . . . . . . . . . . . . . . . . . . .          37,187             35,377

COMMITMENTS AND CONTINGENCIES

             STOCKHOLDERS' EQUITY

COMMON STOCK
    Par value per share $.01
    Authorized shares:  30,000,000
    Issued and outstanding shares:  1996 - 16,111,550; 1997 - 16,111,550    . .       $     161          $     161
CAPITAL SURPLUS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         178,256            178,256
ACCUMULATED DEFICIT   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (151,527)          (128,173)
DEFERRED COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (195)              (160)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS    . . . . . . . . . . . . . . . . . .            (451)              (338)
    Stockholders' equity    . . . . . . . . . . . . . . . . . . . . . . . . . .       $  26,244          $  49,746

         Total liabilities and stockholders' equity   . . . . . . . . . . . . .       $ 143,914          $ 143,544



                                          See Notes to Consolidated Financial Statements.


                           ROBERTSON-CECO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       For the Years Ended December 31

                                                                                     1995             1996             1997


CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations   . . . . . . . . . . . . . . . . . . . .      $  12,347        $  52,608        $  18,786
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities:
    Depreciation      . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,863            3,272            3,660
    Amortization      . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,102            2,140              933
    Changes in assets and liabilities :
      (Increase) decrease in accounts and notes receivable    . . . . . . .            480            2,876           (5,864)
      (Increase) decrease in inventories    . . . . . . . . . . . . . . . .         (2,152)          (2,329)           2,115
      (Increase) decrease in deferred tax assets      . . . . . . . . . . .           -             (29,067)          11,200
      Increase (decrease) in accounts payable     . . . . . . . . . . . . .         (2,247)          (5,507)             631
      Net changes in other assets and liabilities     . . . . . . . . . . .          4,204           (2,206)            (974)

    NET CASH PROVIDED BY OPERATING ACTIVITIES     . . . . . . . . . . . . .      $  18,597        $  21,787        $  30,487

    NET CASH USED FOR DISCONTINUED OPERATIONS     . . . . . . . . . . . . .       $(12,048)       $  (8,160)      $   (2,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures    . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (5,468)       $  (3,366)      $   (7,267)
Proceeds from sales of property, plant and equipment    . . . . . . . . . .            348              -                -
Proceeds from sales of assets held for sale   . . . . . . . . . . . . . . .            515              -                -

    NET CASH USED FOR INVESTING ACTIVITIES    . . . . . . . . . . . . . . .     $   (4,605)      $   (3,366)      $   (7,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings   . . . . . . . . . . . . . . . . . . .     $    1,186       $     -          $      -
Proceeds from long-term borrowings    . . . . . . . . . . . . . . . . . . .           -                -              20,000
Payments on long-term debt    . . . . . . . . . . . . . . . . . . . . . . .           -              (5,000)         (32,731)
Payments of capitalized interest on 12% Notes   . . . . . . . . . . . . . .         (1,352)          (2,704)            (338)

    NET CASH USED FOR FINANCING ACTIVITIES    . . . . . . . . . . . . . . .     $     (166)       $  (7,704)       $ (13,069)

    NET INCREASE IN CASH AND  CASH EQUIVALENTS    . . . . . . . . . . . . .     $    1,778        $   2,557        $   7,236
    CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD     . . . . . . . . . .          7,890            9,668           12,225

    CASH AND CASH EQUIVALENTS - END OF PERIOD     . . . . . . . . . . . . .     $    9,668        $  12,225        $  19,461

SUPPLEMENTAL CASH FLOW DATA
 Cash payments made for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    4,550        $   4,767        $   1,936

    Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       16        $    -           $    -



                                          See Notes to Consolidated Financial Statements.



                           ROBERTSON-CECO CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (In thousands)


                                                                                               Excess of
                                                                                               Additional
                                                                                           Pension Liability
                                                                                           Over Unrecognized             Foreign
                                                                                   Retained      Prior                   Currency
                                                Common      Capital                Earnings     Service    Deferred    Translation
                                                Stock       Surplus    Warrants    (Deficit)      Cost   Compensation  Adjustments


BALANCE DECEMBER 31, 1994                       $   161     $172,089    $ 6,042    $(199,279)   $(7,991)     $ (508)     $ (6,207)
Net loss for the year . . . . . . . . . . .                                           (3,541)
Change in excess of additional
  pension liability over
  unrecognized prior service
  cost    . . . . . . . . . . . . . . . . .                                                       2,990
Issuances under employee
  plans, net  . . . . . . . . . . . . . . .           1          261                                           (254)
Amortization of deferred
  compensation    . . . . . . . . . . . . .                                                                     364
Foreign currency translation
  adjustments for the year  . . . . . . . .                                                                                   (47)
Writedown from disposition of Building
  Products Operations   . . . . . . . . . .                                                                                 5,925

BALANCE DECEMBER 31, 1995                           162      172,350      6,042      (202,820)   (5,001)       (398)         (329)
Net income for the year   . . . . . . . . .                                           51,293
Change in excess of additional
  pension liability over
  unrecognized prior service
  cost    . . . . . . . . . . . . . . . . .                                                       5,001
Expiration of warrants    . . . . . . . . .                    6,042    (6,042)
Issuances (forfeitures) under
  employee plans, net   . . . . . . . . . .         (1)        (136)                                              65
Amortization of deferred
  compensation    . . . . . . . . . . . . .                                                                      138
Foreign currency translation
  adjustments for the year  . . . . . . . .                                                                                  (122)

BALANCE DECEMBER 31, 1996                           161      178,256        -        (151,527)          -      (195)         (451)
Net income for the year   . . . . . . . . .                                           23,354
Amortization of deferred
 compensation     . . . . . . . . . . . . .                                                                      35
Foreign currency translation
 adjustments for the year . . . . . . . . .                                                                                   113

BALANCE DECEMBER 31, 1997                       $   161     $178,256    $   -      $(128,173)     $     -   $  (160)       $ (338)




                                            See Notes to Consolidated Financial Statements.


                           ROBERTSON-CECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997


1.  NATURE OF BUSINESS

    Robertson-Ceco Corporation (the "Company"), owns and operates three pre-engineered metal building operations: Ceco Building Systems, Star Building Systems, and H. H. Robertson Building Systems (Canada). The Company's pre-engineered metal buildings are manufactured at plants in California, Iowa (two separate plant locations), Mississippi, North Carolina, and Ontario, Canada. The buildings are sold primarily through builder/dealer networks located throughout the United States and Canada in the industrial and commercial building market. The buildings are erected by the dealer network supplemented by subcontractors and, in certain cases, by Company erection crews.


2.  SUMMARY OF ACCOUNTING POLICIES

    Basis of Presentation

    The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

    Foreign Currency Translation

    Asset and liability accounts of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated at average rates. Any unrealized gains or losses arising from the translation are charged or credited to the foreign currency translation adjustments account included in stockholders' equity. Foreign currency gains and losses resulting from transactions are not material.

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

    Estimated useful lives used in computing depreciation for financial statement purposes are as follows:


    Land improvements   . . . . . . . . .       10-25 years
    Buildings and building equipment    .       25-33 years
    Machinery and equipment   . . . . . .        3-16 years

    Income Taxes

    The provision for income taxes is based on earnings reported in the financial statements. Deferred tax assets, when considered realizable, and deferred tax liabilities are recorded to reflect temporary differences between the tax bases of assets and liabilities for financial reporting and tax purposes.

    Revenue

    Revenue from product sales is recognized generally upon passage of title or acceptance at a job site. Revenue from construction services is recognized generally using the percentage-of-completion method which recognizes income ratably over the period during which contract costs are incurred. A provision for loss on construction services in progress is made at the time a loss is determinable. Warranty costs are accrued at the time of revenue recognition.

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

    Earnings (Loss) per Common Share

    In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") which, among other things, required the presentation of Basic and Diluted earnings per share in lieu of Primary and Fully Diluted earnings per share. Basic differs from Primary earnings per share in that it only includes the weighted average outstanding shares of the Company's Common Stock. Diluted earnings per share is essentially similar to fully diluted earnings per share as previously reported. Warrants to purchase common stock and restricted stock are included in the computations of diluted earnings per share if the effect is not antidilutive.
In accordance with the provision of SFAS No. 128, all earnings per share for prior periods have been restated to conform to the new computation and presentation guidelines of SFAS No. 128.


3.  DIVESTITURES

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

    During the fourth quarter of 1995, the Company decided to divest its remaining Building Products operations located in Australia, Northeast Asia and Southeast Asia (the "Asia/Pacific Operations") and in Canada. In connection therewith, the Company recorded a charge of $19,455,000, which included the write-off of $5,925,000 of foreign currency translation adjustment, to reduce the carrying value of the operations to their estimated net realizable value.
On September 30, 1996, the Asia/Pacific Operations were sold for $1,600,000. Under the terms of sale, the Company was required to maintain a $2,000,000 letter of credit for one year from the date of sale to support the operation's credit facility. The buyer is obligated to reimburse the Company for any amounts drawn on this letter of credit. Additionally, the Company has agreed to indemnify the buyer for certain liabilities of the sold business and to supply products at a fixed margin for a period of two years.

    For accounting purposes, the Concrete Construction Group and the Building Products Group were each considered a separate business segment. Accordingly, the Company's Consolidated Statements of Operations reflect these businesses as discontinued operations. Assets held for sale were immaterial at December 31, 1996 and 1997.

    The following table summarizes the revenues and results of the Company's businesses which have been accounted for as discontinued operations. Income
(loss) from discontinued operations are net of a tax benefit of $400,000 during 1995. Income generated by discontinued Building Products operations during 1996 and 1997 was approximately $924,000 and $125,000, on revenues of $50,539,000 and $10,517,000, respectively, and was considered in the original provisions recorded for their disposal.


                                                                               December 31
                                                                                   1995
                                                                               (Thousands)


Revenues
      Building Products Group     . . . . . . . . . . . . . . . . . . .         $   48,431
      Concrete Construction Group     . . . . . . . . . . . . . . . . .             11,088
                                                                                $   59,519
Discontinued operations
      Income (loss) from discontinued  operations
             Building Products Group    . . . . . . . . . . . . . . . .         $    (388)
             Concrete Construction Group    . . . . . . . . . . . . . .               505
                                                                                $     117
Gain (loss) on sale/disposal of business  segment
      Building Products Group     . . . . . . . . . . . . . . . . . . .         $ (19,455)
      Concrete Construction Group     . . . . . . . . . . . . . . . . .             3,450
                                                                                $ (16,005)


4.  CASH AND RELATED MATTERS

    Cash and cash equivalents consisted of the following:


                                                                                  December 31
                                                                             1996            1997
                                                                                  (Thousands)


      Cash    . . . . . . . . . . . . . . . . . . . . . . . . . .        $      -       $    4,188
      Time deposits     . . . . . . . . . . . . . . . . . . . . .          12,225           15,273
                                                                         $ 12,225       $   19,461



5.  ACCOUNTS RECEIVABLE

    The Company grants credit to its customers, substantially all of which are involved in the construction industry. Accounts receivable included unbilled retainages of $658,000 and $1,000,000, respectively, at December 31, 1996 and 1997. There were no retainages due beyond one year at December 31, 1997.


6.  INVENTORIES

    Inventories consisted of the following:


                                                                                December 31
                                                                            1996          1997
                                                                                 (Thousands)


      Work in process     . . . . . . . . . . . . . . . . . . . .         $  6,750       $  5,327
      Materials and supplies    . . . . . . . . . . . . . . . . .            9,067          8,375
                                                                           $15,817        $13,702


    At December 31, 1996 and 1997, all inventories were valued on the LIFO method. The FIFO value of these inventories was approximately $600,000 greater than their LIFO value at December 31, 1997. These values were approximately equal at December 31, 1996.


7.  OTHER LIABILITIES


                                                                                  December 31
                                                                              1996         1997
                                                                                (Thousands)


      Other accrued liabilities consisted of the following:

      Insurance liabilities   . . . . . . . . . . . . . . . . . .        $   4,173           3,560
      Warranty and backcharge reserves    . . . . . . . . . . . .            3,704           3,738
      Deferred revenues   . . . . . . . . . . . . . . . . . . . .            1,271             524
      Accrued interest    . . . . . . . . . . . . . . . . . . . .               67              60
      Capitalized future interest payments  . . . . . . . . . . .            8,113           -
      Other     . . . . . . . . . . . . . . . . . . . . . . . . .            9,256           8,914
                                                                           $26,584         $16,796
      Other long-term liabilities consisted of the following:

      Reserves Related to Sold or Discontinued Businesses -
        Insurance liabilities   . . . . . . . . . . . . . . . . .        $   4,114       $   3,453
        Environmental     . . . . . . . . . . . . . . . . . . . .            5,515           4,792
        Federal Agreement settlement  . . . . . . . . . . . . . .            4,000           3,000
        Dispositions  . . . . . . . . . . . . . . . . . . . . . .            5,119           5,315
        Other   . . . . . . . . . . . . . . . . . . . . . . . . .           12,828          11,904
                                                                          $ 31,576        $ 28,464

      Warranty and backcharges    . . . . . . . . . . . . . . . .            1,527           1,745
      All Other   . . . . . . . . . . . . . . . . . . . . . . . .            4,084           5,168
                                                                          $ 37,187        $ 35,377
      See Note 12 regarding contingencies.



8.  DEBT

    Long-term debt consisted of the following:


                                                                                  December 31
                                                                            1996              1997
                                                                                  (Thousands)


      Term Loan Note    . . . . . . . . . . . . . . . . . . . . .          $   -             $15,000
      12% Senior Subordinated Notes due November 1999:
             Face amount    . . . . . . . . . . . . . . . . . . .            22,535             -
             Capitalized future interest payments   . . . . . . .             8,113             -
      15.5% Discount Subordinated Debentures due
         November 2000    . . . . . . . . . . . . . . . . . . . .             4,920             -
                                                                             35,568           15,000
             Less current portion   . . . . . . . . . . . . . . .             7,455            5,000
             Less current portion of capitalized interest payable             8,113             -
                                                                            $20,000          $10,000


    Interest on the 12% Senior Subordinated Notes ("12% Notes") was payable semi-annually on May 31 and November 30 of each year. Interest accruing on the 12% Notes through and including May 31, 1995 was payable, at the Company's option, in cash or additional 12% Notes and after May 31, 1995 was payable in cash. The Company elected to pay all interest which was due on the 12% Notes through the May 31, 1995 payment in additional notes. The 12% Notes were to mature on November 30, 1999. Interest on the 15.5% Subordinated Debentures ("15.5% Debentures") was payable quarterly. Indebtedness under the 12% Notes was senior to the 15.5% Debentures.

    All future interest payments due on the 12% Notes were recorded as part of long-term debt in connection with an exchange offer in 1993. As a result, the Company deferred the related economic gain and has not recorded any interest expense related to the 12% Notes in its Consolidated Statements of Income. Cash paid for interest on the 12% Notes was $2,704,000 and $338,000 in 1996 and 1997, respectively.

    On December 31, 1996, the Company prepaid its existing term loan with Foothill Capital Corporation ("Foothill"), and the credit agreement with Foothill was terminated. In connection with the prepayment, the Company incurred a $300,000 prepayment penalty. This amount, plus $1,853,000 of deferred fees and expenses, net of taxes of $838,000, has been included in the 1996 Consolidated Statements of Income as extraordinary loss on debt redemption.

    In December 1996, the Company called for redemption on January 15, 1997, the amounts outstanding on the 12% Notes and 15.5% Debentures. The 12% Notes and 15.5% Debentures were redeemed on that date utilizing proceeds from borrowing under the new term loan in the Credit Agreement plus available cash. Accordingly, $20,000,000 of the Company's long-term debt at December 31, 1996 was classified as long-term with the remainder reflected in current liabilities. The total amount of future interest payments on the 12% Notes was also reflected as a current liability. The remaining amount of the future interest payments as of January 15, 1997, net of income taxes, is reflected as an extraordinary credit in the Company's 1997 financial statements.

    Also on December 31, 1996, the Company entered into a new credit agreement ("Credit Agreement") with a group of banks. Under the terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20,000,000, due June 30, 2001. The lenders also agreed to provide a revolving credit and letter of credit facility of $25,000,000 maturing December 31, 2001. Up to $20,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to the sum of its earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of December 31, 1997, the borrowing base was approximately $29.9 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries, as defined. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and issuance of additional debt, amongst other matters. The Company is in compliance with the provisions of the Credit Agreement. Under the terms of the Company's debt agreement, $14,932,000 was available for dividends or repurchase of stock at December 31, 1997.

    At December 31, 1997, the Company had outstanding performance and financial bonds of $4,986,000, which generally provide a guarantee as to the Company's performance under contracts and other commitments and are collateralized in part by letters of credit. As of December 31, 1997, the Company had outstanding letters of credit of approximately $10.2 million used principally to support insurance and bonding programs.


9.  RENTAL AND LEASE INFORMATION

    The Company leases certain facilities and equipment under operating leases. Total rental expense was $1,708,000, $942,000 and $721,000 for 1995, 1996 and
1997, respectively.

    Future minimum rental commitments under operating leases at December 31, 1997 are as follows:


                                                                         (Thousands)


      1998    . . . . . . . . . . . . . . . . . . . . . . . . .           $    527
      1999    . . . . . . . . . . . . . . . . . . . . . . . . .                209
      2000    . . . . . . . . . . . . . . . . . . . . . . . . .                194
      2001    . . . . . . . . . . . . . . . . . . . . . . . . .                150
      2002    . . . . . . . . . . . . . . . . . . . . . . . . .                126
                                                                           $ 1,206


10.     FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company enters into various types of financial instruments in the normal course of business. The estimated fair value of amounts are determined based on available market information and, in certain cases, on assumptions concerning the amount and timing of estimated future cash flows and discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. Fair value for cash and cash equivalents approximates carrying value at December 31, 1997 due to the relatively short maturity of these financial instruments.


11.     TAXES ON INCOME


                                                                   Year Ended December 31
                                                           1995            1996            1997
                                                                        (Thousands)


      Income from continuing operations before
        provision (credit) for taxes on income:
          Domestic    . . . . . . . . . . . . .         $   11,184      $   22,436       $  27,733
          Foreign     . . . . . . . . . . . . .              1,163           1,105           2,253
                                                        $   12,347      $   23,541       $  29,986
      Provision (credit) for taxes on income from
        continuing operations:

      Current taxes:
        Federal     . . . . . . . . . . . . . .                  -               -               -
        State   . . . . . . . . . . . . . . . .                  -               -               -
        Foreign     . . . . . . . . . . . . . .                  -               -               -
           Total    . . . . . . . . . . . . . .                  -               -               -

      Deferred Taxes:
        Federal     . . . . . . . . . . . . . .                  -         (25,408)          9,472
        State   . . . . . . . . . . . . . . . .                  -          (3,659)          1,728
        Foreign     . . . . . . . . . . . . . .                  -               -               -
            Total     . . . . . . . . . . . . .                  -         (29,067)         11,200

      Total Provision for taxes:  . . . . . . .                  -         (29,067)         11,200


    A reconciliation between taxes computed at the U.S. statutory Federal income tax rate and the provision (credit) for taxes on income from continuing operations reported in the Consolidated Statements of Income follows:


                                                                        Year Ended December 31
                                                                    1995         1996            1997
                                                                             (Thousands)


      Tax provision at U.S. statutory rate  . . . . . .        $  4,321     $    8,239        $ 10,495
      Differences between foreign and
        domestic tax rates  . . . . . . . . . . . . . .              35              -               -
      Net operating loss benefit  . . . . . . . . . . .            (442)          (387)           (788)
      Benefit attributable to utilizing
        temporary differences   . . . . . . . . . . . .          (4,272)        (7,198)              -
      State taxes   . . . . . . . . . . . . . . . . . .               -            915           1,123
      Revision of prior year's estimate and
        other changes in valuation allowance  . . . . .               -        (31,000)              -
      Other non-deductible expenses   . . . . . . . . .             358            364             370
      Provision (credit) for taxes on income  . . . . .        $      -     $  (29,067)       $ 11,200


    The following is a summary of the significant components of the Company's net deferred tax asset at December 31, 1996 and 1997:


                                                                                1996            1997
                                                                                     (Thousands)


         Deferred tax assets:
           Insurance liabilities  . . . . . . . . . . . . . . . . . . . .    $    5,614     $    5,082
           Interest on 12% Senior Subordinated Notes    . . . . . . . . .         3,156             -
           Pension liabilities  . . . . . . . . . . . . . . . . . . . . .           850            688
           Warranties, backcharges and job loss provisions  . . . . . . .         3,172          2,849
           Other expenses not currently deductible  . . . . . . . . . . .        12,692          8,936
           Operating loss carryforwards . . . . . . . . . . . . . . . . .        18,328         12,276
           Limited operating loss carryforwards . . . . . . . . . . . . .         1,352            963
          Unrealized loss on sale/disposal of businesses  . . . . . . . .         4,247          4,247
         Total tax assets . . . . . . . . . . . . . . . . . . . . . . . .        49,411         35,041

         Deferred tax liabilities:
           Accelerated depreciation . . . . . . . . . . . . . . . . . . .        (3,950)        (4,059)
           Lifo Inventory . . . . . . . . . . . . . . . . . . . . . . . .        (1,832)        (1,832)

              Total tax liabilities . . . . . . . . . . . . . . . . . . .        (5,782)        (5,891)

              Deferred tax asset valuation allowance  . . . . . . . . . .        (7,813)        (7,024)

              Net deferred tax asset  . . . . . . . . . . . . . . . . . .     $  35,816      $  22,126


     During the third quarter 1996, the Company reduced its deferred tax asset valuation allowance by $31,000,000 resulting in a credit to taxes on income. That decision resulted from continued profitable quarterly results, substantial completion of the Company's divestiture plan, realization of the benefits of certain restructuring initiatives, successful implementation of cost containment measures associated with retained liabilities and other factors. Management believes that the Company will be able to realize the remaining unreserved portion of its deferred tax asset through future earnings. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability, amounts and timing of payments related to its retained liabilities or other events which might affect the realization of the Company's deferred tax asset.

     At December 31, 1997, the Company had U.S. net operating loss carryforwards of $26,930,000 for tax reporting purposes which are available to offset future income without limitation. The U.S. net operating loss carryforwards expire in the years 2008 through 2011. In addition, the Company has U.S. tax net operating loss carryforwards of $135,965,000, which use is limited due to a "Change in Ownership," as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize such carryforward is restricted to an aggregate potential availability of $2,750,000, with an annual limitation of approximately $250,000 through the year 2008. Additionally, these carryforwards could be used to offset income generated by the sale of certain assets.

     Additionally, at December 31, 1997, the Company had net operating loss carryforwards at its Canadian subsidiary of approximately $7,933,000 which
expire in the years 1998 through 2000.   A valuation allowance has been recorded
for the entire amount of the deferred tax assets attributable to the Canadian net operating loss, and other Canadian temporary differences. The reduction in the valuation allowance is related to the portion of the Canadian net operating loss utilized in 1997.


12.  COMMITMENTS AND CONTINGENCIES

     On March 3, 1995, the Company and its surety, Federal Insurance Company ("Federal"), entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from certain claims pending in connection with one of the Company's former Fixed Price Custom Curtainwall projects. Under the terms of the Federal Agreement, Federal assumed control of the litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3,000,000 interest bearing promissory note received from the Company's sale of the Construction Group, and agreed to pay Federal $1,000,000 per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser delivered a financial guarantee insurance policy securing payment of the Concrete Note. The Federal Agreement provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 1.6% of the outstanding common stock and the current Chief Executive Officer of the Company, who currently controls approximately 65.4% of the outstanding common stock and (ii) either or both must continue as Chief Executive Officer and/or Chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $4,000,000 at December 31, 1997.

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

     The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At December 31, 1997, the Company has recorded reserves of approximately $6.5 million, representing the best estimate of management and the third parties of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that additional costs that could be incurred would have a material effect on the consolidated financial statements.

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


13.  INCENTIVE PLANS, WARRANTS

     Long-Term Incentive Plan

     The Company's Long-Term Incentive Plan, (the "Incentive Plan"), as amended and restated, provides for the grant of both cash-based and stock-based awards to eligible employees of, and persons or entities providing services to, the Company and its subsidiaries and provides for one-time, automatic stock awards to non-employee members of the Board of Directors. Under the Incentive Plan, the Company may provide awards in the form of stock options, stock appreciation rights, restricted shares, performance awards, and other stock based awards. Currently up to 1,400,000 shares of common stock are issuable under the Incentive Plan, subject to appropriate adjustment in certain events. Shares issued pursuant to the Incentive Plan may be authorized and unissued shares or shares held in treasury. Awards may be granted under the Incentive Plan through March 19, 2001, unless the plan is terminated earlier by action of the Board of Directors. At December 31, 1997, there were 1,056,000 shares under the Long-Term Incentive Plan available for grant.

     During 1995, 140,000 restricted shares were issued of which one-third of the shares vested on the date of the grant, the second one-third vested on November 1, 1995, and the remaining one-third vested on November 1, 1996. Also during 1995, 2,052 shares were issued to a director and 88,000 restricted shares were forfeited as a result of employee terminations.

     During 1996, 93,000 restricted shares were forfeited as a result of employee terminations and 15,000 restricted shares were issued with a vesting period of 5 years. At December 31, 1997, 52,000 unvested restricted shares were outstanding.

     The fair market value of the restricted shares, based on the market price at the date of the grant, is recorded as deferred compensation, a component of stockholders' equity, and deferred compensation expense is amortized over the period benefited.

     Warrants

     During 1996, all warrants to purchase common stock of the Company expired.


14.  RETIREMENT BENEFITS

     In connection with its restructuring initiatives, the Company amended its U.S. defined benefit pension plan, effective January 1, 1995, so that active salaried employees ceased to accrue future benefits after that date. Additionally, effective April 1, 1996, the plan was further amended so that certain U.S. active hourly employees who are not part of a collective bargaining agreement will cease to accrue future plan benefits. As a result of the plan amendments pertaining to the salary and hourly employees discussed above, the Company recorded curtailment losses of $300,000 in 1995.

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

     Net pension cost of defined benefit pension plans was:


                                                                       Year Ended December 31
                                                                 1995          1996            1997
                                                                           (Thousands)


Service cost-benefits earned during the year    . . . .      $   241      $      63        $    26
Curtailment loss and special termination  benefits    .          300              -              -
Interest cost on projected benefit obligation   . . . .        4,195          3,766          3,724
Actual return on assets   . . . . . . . . . . . . . . .       (8,622)        (6,854)        (5,821)
Net amortization and deferral   . . . . . . . . . . . .        5,700          2,651          1,439
Net pension cost (income)   . . . . . . . . . . . . . .      $ 1,814      $    (374)       $  (632)


     The following table sets forth the aggregate funded status of the Company's defined benefit pension plans:


                                                                                1996               1997
                                                                                     (Thousands)


Actuarial present value of benefit obligation:
   Vested benefit obligation    . . . . . . . . . . . . . . . . . . .         $ 51,494          $  50,473
   Non-vested benefit obligation    . . . . . . . . . . . . . . . . .              851                855
Accumulated benefit obligation    . . . . . . . . . . . . . . . . . .           52,345          $  51,328
   Excess of projected benefit obligation over
     accumulated benefit obligation   . . . . . . . . . . . . . . . .             -                  -
Projected benefit obligation    . . . . . . . . . . . . . . . . . . .           52,345             51,328
Plan assets at fair value   . . . . . . . . . . . . . . . . . . . . .           51,756             51,274
Projected benefit obligation in excess of plan assets   . . . . . . .             (589)               (54)
Unrecognized net gain   . . . . . . . . . . . . . . . . . . . . . . .             (368)              (476)
Remaining unrecognized net transition obligation    . . . . . . . . .              103                 85
Net accrued pension cost recognized in the
  Consolidated Balance Sheets   . . . . . . . . . . . . . . . . . . .       $     (854)        $     (445)


     Actuarial assumptions used for the Company's defined benefit plans were as follows:


                                                                             Year Ended December 31
                                                                         1995         1996           1997
                                                                                  (Thousands)


      Assumed discount rate     . . . . . . . . . . . . . .            7.25%          7.25%         7.25%
      Assumed rate of compensation increase     . . . . . .             -              -             -
      Expected rate of return on plan assets    . . . . . .            9.0            9.0           9.0


    Certain U.S. salaried and hourly employees, who are not part of a collective bargaining agreement, are covered by a defined contribution plan which provides for contributions based primarily on compensation levels. The Company funds its contributions to the defined contribution plan currently. Plan assets of defined contribution plans are invested in bank funds. Expense related to the Company's defined contribution plan was:


                                                                           Year Ended December 31
                                                                         1995         1996          1997
                                                                                    (Thousands)


                                                                      $  655        $  881       $  1,067


15.     POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

    The Company sponsors postretirement medical and life insurance plans that cover a closed group of eligible retirees and their dependents. None of the plans are funded, nor do they have any plan assets.

    The following table sets forth the funded status reconciled with the amount recognized in the Company's Consolidated Balance Sheets.


                                                                                         December 31

                                                                                     1996          1997
                                                                                         (Thousands)


Accumulated Postretirement Benefit Obligation ("APBO"):
      Retired employees     . . . . . . . . . . . . . . . . . . . . . . .         $ (2,236)     $  (1,704)

      Unfunded accumulated benefit obligation in
        excess of plan assets     . . . . . . . . . . . . . . . . . . . .         $ (2,236)     $  (1,704)
      Unrecognized net (gain)/loss    . . . . . . . . . . . . . . . . . .           (4,243)        (4,163)
      Unrecognized transition obligation    . . . . . . . . . . . . . . .            5,978          5,202

      Accrued postretirement benefit cost recognized in
        the Consolidated Balance Sheets     . . . . . . . . . . . . . . .         $   (501)     $    (665)

      Weighted average discount rate used in determination of APBO    . .             7.25%          7.25%



    Net periodic postretirement benefit cost for 1995, 1996 and 1997 included the following components:


                                                                                  Year Ended December 31
                                                                               1995       1996       1997
                                                                                   (Thousands)


      Interest cost     . . . . . . . . . . . . . . . . . . . . . . . .    $   320       $   195   $   133
      Net amortization and deferral     . . . . . . . . . . . . . . . .      1,541           933       446

      Net periodic postretirement benefit cost    . . . . . . . . . . .     $1,861        $1,128   $   579

      Weighted average discount rate used in
        determination of APBO     . . . . . . . . . . . . . . . . . . .      8.25%         7.25%     7.25%



    For measurement of the net periodic postretirement benefit cost and the APBO, a 9.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year 1996-1997; the rate was assumed to decline to 7.5% for the year 1997-1998, and then to decline uniformly to 5.75% by the year 2002-2003 and to remain at that level thereafter. During 1995, the Company amended its plans to eliminate health care coverage for participants age 65 and over and redesigned existing plans to include, beginning during 1996, various managed care health care programs and increased participant premiums resulting in decreased costs. Due to the elimination of post-65 health coverage in 1995, the medical trend rate assumption has an immaterial impact on results.


16.  RELATED PARTY TRANSACTIONS

     The Company paid to an affiliated company of the Company's Chief Executive Officer $274,000, $240,000 and $240,000 during 1995, 1996 and 1997, respectively, for manufacturing and certain other consulting services.


17.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial data is summarized as follows:


                                                               First        Second         Third          Fourth


      1997 (a)
      Revenue     . . . . . . . . . . . . . . . . . .        $ 59,998      $ 69,716       $ 79,170      $ 79,267
      Cost of sales     . . . . . . . . . . . . . . .          49,059        56,255         64,496        63,474
      Income from continuing
        operations    . . . . . . . . . . . . . . . .           3,160         4,335          5,579         5,712
      Extraordinary gain on debt redemption     . . .           4,568          -              -             -
      Net income    . . . . . . . . . . . . . . . . .           7,728         4,335          5,579         5,712
      Income per share from
        continuing operations     . . . . . . . . . .        $    .20      $    .27       $    .35      $    .35
      Net income per common share     . . . . . . . .        $    .48      $    .27       $    .35      $    .35

      1996 (b)
      Revenue     . . . . . . . . . . . . . . . . . .        $ 56,972      $ 63,876       $ 70,433      $ 64,612
      Cost of sales     . . . . . . . . . . . . . . .          46,081        49,899         54,387        51,111
      Income from continuing
        operations    . . . . . . . . . . . . . . . .           3,262         6,545         39,624         3,177
      Extraordinary loss on debt
        restructuring     . . . . . . . . . . . . . .            -             -              -           (1,315)
      Net income    . . . . . . . . . . . . . . . . .           3,262         6,545         39,624         1,862
      Income per share from
        continuing operations     . . . . . . . . . .        $    .20      $    .41       $   2.46      $    .20
      Net income per common share     . . . . . . . .        $    .20      $    .41       $   2.46      $    .12

(a)   During the first quarter of 1997, the Company recorded a $4.6 million credit, net of taxes of $2.9 million, reflecting the elimination of the previously recorded accrued interest on the 12% debentures that were redeemed in January 1997.

(b)   During the third quarter of 1996, the Company reduced its deferred tax asset valuation allowance from $42,769,000 to
$11,769,000 resulting in a $31,000,000 credit  to taxes on income.  That decision resulted from continued profitable quarterly results, substantial completion of the Company's divestiture plan, realization of the benefits of certain restructuring initiatives, successful implementation of cost containment measures associated with retained liabilities and other factors.
During the fourth quarter of 1996, the Company prepaid its term loan with Foothill Capital Corporation terminating its credit agreement.  In connection with this prepayment, deferred fees and expenses totaling $1,315,000, net of taxes of $838,000, were recorded as extraordinary loss on debt redemption.




Report of Independent Public Accountants


To the Board of Directors and
Stockholders of Robertson-Ceco Corporation:


We have audited the accompanying consolidated balance sheets of Robertson-Ceco Corporation as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robertson-Ceco Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





Arthur Andersen LLP
San Francisco, California
February 13, 1998



Report of Independent Public Accountants


To the Board of Directors and
Stockholders of Robertson-Ceco Corporation:


In our opinion, the accompanying consolidated statement of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the result of operations and of cash flows of Robertson-Ceco Corporation for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
San Francisco, California
February 13, 1997


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Information concerning the Registrant's directors is incorporated by reference to the section entitled "Election of Directors" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1998, to be filed pursuant to Regulation 14A.

(b)  Information concerning executive officers of the Registrant is set forth in
Item 4.1 of Part I page 7 of this Report under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT".


ITEM 11.  EXECUTIVE COMPENSATION

   Information concerning executive compensation is incorporated by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1998, to be filed pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1998, to be filed pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1998, to be filed pursuant to Regulation 14A.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                          PAGE NO.

The following documents are filed as part of this Report:

(a)1.   Consolidated Financial Statements of Robertson-Ceco
        Corporation.

        Consolidated Statements of Income for the three
        years ended December 31, 1997.                       15

        Consolidated Balance Sheets at December 31, 1996 and
        1997.                                                16

        Consolidated Statements of Cash Flows for the three
        years ended December 31, 1997.                       18

        Consolidated Statements of Stockholders' Equity
        for the three years ended December 31, 1997.         19

        Notes to Consolidated Financial Statements, including
        Selected Quarterly Financial Data as required by Item
        302 of Regulation S-K.                               20

        Independent Auditors' Reports.
           Arthur Andersen LLP                               33
           Price Waterhouse LLP                              34

(a)2.   Financial Statement Schedules for the Three Years
        Ended December 31, 1997.

        SCHEDULE II - Valuation and Qualifying Accounts
        All other schedules are omitted because they are not
          applicable or not required.                        39

        Report of Independent Public Accountants on Financial Statement
          Schedules: Arthur Andersen LLP - as of and for the years ended December 31, 1996 and 1997, and Price Waterhouse LLP - as of and
          for the year ended December 31, 1995.              41

(a)3.   List of Exhibits.
        Exhibits filed or incorporated by reference in connection with this Report are listed in the
        Exhibit Index starting on page 43.

(b)     Reports on Form 8-K



                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Ramon, California, on this 26th day of March 1998.

                                   ROBERTSON-CECO CORPORATION

                                   By  /s/ Patrick G. McNulty

                                       Patrick G. McNulty
                                       Corporate Controller

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and as of the 26th day of March, 1998. Each person whose signature appears below hereby authorizes each of Andrew G. C. Sage, II, Elmer A. Roskovensky and Ronald D. Stevens and appoints each of them singly his or her attorney-in-fact, each with full power of substitution, to execute in his name, place and stead, in any and all capacities, any or all further amendments to this Report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, making such further changes in this Report as the Company deems appropriate.

SIGNATURE


/s/ Michael E. Heisley                 /s/ Andrew G. C. Sage, II

Michael E. Heisley                     Andrew G. C. Sage, II
Chief Executive Officer and Director   Chairman and Director
(Principal Executive Officer)


/s/ Elmer A. Roskovensky               /s/ Ronald D. Stevens

Elmer A. Roskovensky                   Ronald D. Stevens
President and Chief Operating Officer  Executive Vice President and Chief
and Director                           Financial Officer


/s/ Frank A. Benevento                 /s/ Stanley G. Berman

Frank A. Benevento                     Stanley G. Berman
Director                               Director


/s/ Gregg C. Sage                      /s/ Stanley H. Meadows

Gregg C. Sage                          Stanley H. Meadows
Director                               Director


/s/ Patrick G. McNulty

Patrick G. McNulty
Corporate Controller




                           ROBERTSON-CECO CORPORATION                SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (Thousands)


COLUMN A                              COLUMN B                      COLUMN C              COLUMN D        COLUMN E
                                                                   ADDITIONS
                                       BALANCE                                                            BALANCE
                                         AT           CHARGED TO        CHARGED TO                           AT
                                      BEGINNING        COSTS AND          OTHER                            END OF
     DESCRIPTION                      OF PERIOD        EXPENSES          ACCOUNTS        DEDUCTIONS        PERIOD


YEAR ENDED DECEMBER 31, 1997:
 Deducted from Asset Accounts:
 Allowance for
  Doubtful Accounts     . . . . .      $   1,881         $    450        $     -          $     641 (b)    $   1,690
Reserves for Discontinued
    Operations (g)    . . . . . .      $   6,273         $      -        $     -          $   1,001 (c)    $   5,272

 Not Deducted from Asset Accounts:
    Insurance liabilities - current                                                       $  (1,225)(d)
              . . . . . . . . . .      $   6,094         $  6,525        $     -          $   8,090 (c)    $   5,754
    Insurance liabilities - long-term                                                         1,225 (d)
              . . . . . . . . . .      $   8,349         $      -        $     -          $   (207) (c)    $   7,331
    Other-current (f)   . . . . .                                                           (1,328) (d)
              . . . . . . . . . .      $   5,473         $  1,881        $     -          $   3,080 (c)    $   5,602
    Other-noncurrent (g)    . . .      $  10,573         $      -        $     -          $   1,328 (d)    $   9,245

YEAR ENDED DECEMBER 31, 1996:
 Deducted from Asset Accounts:
    Allowance for
     Doubtful Accounts    . . . .      $   1,302         $   945         $     241 (a)    $     607 (b)    $   1,881
Reserves for Discon-
   tinued Operations (g)  . . . .      $   7,613         $     -         $       -        $   1,340 (c)    $   6,273

Not Deducted from Asset  Accounts:
   Insurance liabilities  - current    $   8,243         $ 6,385         $       -        $   8,534 (c)    $   6,094

   Insurance liabilities - long-term   $  10,744         $     -         $       -        $   2,395 (d)    $   8,349

   Other-current (f)  . . . . . .      $   6,445         $ 2,147         $       -        $   3,119 (c)    $   5,473

   Other-noncurrent (g) . . . . .      $  11,383         $     -         $       -        $     810 (c)    $  10,573



                           ROBERTSON-CECO CORPORATION                SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (Thousands)

COLUMN A                               COLUMN B                     COLUMN C              COLUMN D        COLUMN E
                                                                   ADDITIONS
                                       BALANCE                                                            BALANCE
                                         AT           CHARGED TO        CHARGED TO                           AT
                                      BEGINNING        COSTS AND          OTHER                            END OF
     DESCRIPTION                      OF PERIOD        EXPENSES          ACCOUNTS        DEDUCTIONS        PERIOD


YEAR ENDED DECEMBER 31, 1995:
 Deducted from Asset
  Accounts:
 Allowance for
  Doubtful Accounts . . . . . . .      $   1,143         $    732        $       87 (a)  $   500 (b)
                                                                                             160 (e)        1,302
Reserves for Discontinued
Operations (g)  . . . . . . . . .      $  12,309         $      -        $   -           $ 4,696 (c)       $7,613

 Not Deducted from Asset
  Accounts:
   Insurance liabilities - current     $   8,365         $  9,561        $   5,975       $15,191 (c)
                                            -                -                -              467 (d)       $8,243
   Insurance liabilities - long-term   $  15,084         $   -           $    -          $ 4,340 (d)    $  10,744

 Other-current (f)  . . . . . . .      $   6,827         $  3,281        $   2,373       $ 5,454 (c)
                                                                                             166 (d)
                                           -             $   -           $     -             416 (e)    $   6,445 (h)
   Other-noncurrent (g) . . . . .       $ 11,028         $   -           $   1,800       $ 1,304 (d)
                                            -            $   -           $     -             141 (e)    $  11,383

NOTES:

(a)    Represents recovery of accounts receivable previously written off as uncollectable.
(b)    Accounts receivable written off as uncollectable.
(c)    Represents charges to the accounts for their intended purposes.
(d)    Represents transfer of reserves.
(e)    Represents reserves of sold/held for sale businesses.
(f)    The reserves are included in the caption "Other Accrued Liabilities" in the Consolidated Balance Sheets.
(g)    Current reserves are included in the caption "Other Accrued Liabilities" and non-current reserves are included in the Caption "Reserves and Other Long-Term Liabilities" in the Consolidated Balance Sheets.
(h)    The reserves include warranty and backcharge reserves, reserves for restructuring, environmental and job loss reserves included in the caption "Other Accrued Liabilities" in the Consolidated Balance Sheets.  See Notes to Consolidated Financial
Statements.




                      Report of Independent Public Accountants on
                             Financial Statement Schedules


To the Board of Directors
of Robertson-Ceco Corporation:


We have audited in accordance with generally accepted auditing standards, the 1997 and 1996 consolidated financial statements of Robertson-Ceco Corporation included in this registration statement and have issued our report thereon dated March 26, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. The 1996 and 1997 financial data included in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements referred to above and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
San Francisco, California
February 13, 1998


                       Report of Independent Accountants on
                          Financial Statement Schedules


To the Board of Directors
of Robertson-Ceco Corporation:


Our audit of the consolidated financial statements referred to in our report dated February 13, 1997 appearing on page 34 of the 1997 Annual Report on Form 10-K of Robertson-Ceco Corporation also included an audit of the Financial Statement Schedule which is as of and for the year ended
December 31, 1995 listed in Item 14(a1) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements.


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

4.1          Registration Rights Agreement dated May 17, 1993 by and among the
             Registrant and Sage RHH filed as Exhibit 10.27 to the Registrant's
             Registration Statement on Form S-4, Registration Statement No. 33-58818,
             and incorporated herein by reference thereto   . . . . . . . . . . . . . . . . . . . . . . .

4.2          Registration Rights Agreement dated December 14, 1993 by and among the Registrant and Heico Acquisitions, Inc. filed as Exhibit 4.14 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993 (File No. 1-10659), and incorporated herein by reference thereto   . . . .

10.1         Amended and Restated 1991 Long Term Incentive Plan, filed as Exhibit 4.1 to
             Registrant's Form S-8 Registration Statement No. 33-51665 dated December 22, 1993,
             and incorporated herein by reference thereto   . . . . . . . . . . . . . . . . . . . . . . .

10.2         Agreement by and among Registrant, Capella Investments Limited and H. H. Robertson
             (U.K.) Limited dated November 9, 1993, filed as Exhibit 2.1 to the Registrant's report on
             Form 8-K dated November 22, 1993, and incorporated herein by reference thereto   . . . . . .

10.3         Registration Rights Agreement dated May 17, 1993 by and among the Registrant
             and Sage RHH referred to in Exhibit 4.2 above    . . . . . . . . . . . . . . . . . . . . . .

10.4         Registration Rights Agreement dated December 14, 1993 by and among the
             Registrant and Heico Acquisitions, Inc. referred to in Exhibit 4.3 above   . . . . . . . . .

10.5         Asset Purchase Agreement, dated December 27, 1994 by and between
             Cupples Products, Inc. and the Registrant filed as Exhibit 2.1 to
             Registrant's Report on Form 8-K dated December 27, 1994 (File No. 1-10659),
             and incorporated herein by reference thereto   . . . . . . . . . . . . . . . . . . . . . . .

10.6         Agreement for Purchase and Sale of Assets dated March 3, 1995 by and between the Registrant and Ceco Concrete Construction Corp. filed as Exhibit 2.1 to
             Registrant's Report on Form 8-K dated March 3, 1995 (File No. 1-10659), and
             incorporated herein by reference thereto   . . . . . . . . . . . . . . . . . . . . . . . . .

10.7         Settlement Agreement dated March 3, 1995 by and between the Registrant and Federal Insurance Company filed as Exhibit 10.43 to Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1994
             (File No. 1-10659) and incorporated herein by reference thereto    . . . . . . . . . . . . .

10.8         Agreement for Purchase and Sale of Shares by and among the Registrant
             Bruco International, Inc. and H.H. Robertson Asia/Pacific Pte Ltd dated
             September 27, 1996 filed as Exhibit 2 to Registrants Report on FORM 10-K
             dated September 30, 1996 (File NO. 1-10659) and incorporated herein by reference thereto   .

10.9         Credit agreement dated December 31, 1996 by and between the Registrant and the various financial institutions and Bank of America as agent for the lenders filed herewith . . . . .

10.10        Employment Agreement between Registrant and Ronald D. Stevens dated
             October 7, 1996 filed herewith . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

11           Statement re: Computation of Earnings (Loss) Per Common Share    . . . . . . . . . . . . . .  42

21           List of subsidiaries of Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

23.1         Consent of Arthur Andersen LLP   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45

23.2         Consent of Price Waterhouse LLP  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46

27           Financial Data Schedule
