Form 10-Q
period 1998-03-31
ROBERTSON CECO CORP
filed 1998-05-12
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[ X ]     Quarterly report under Section 13 or 15 (d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 1998

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

           Class                                  Outstanding at May 7, 1998
Common Stock, par value $0.01 per share                 16,111,550



                           ROBERTSON-CECO CORPORATION

                                    Form 10-Q


                        For Quarter Ended March 31, 1998

                                      INDEX



PART I.   FINANCIAL INFORMATION:

Item 1.      Financial Statements:

          Condensed Consolidated Balance Sheets --
             March 31, 1998 and December 31, 1997   . . .  3

          Condensed Consolidated Statements of Operations --
             Three Months Ended March 31, 1998 and 1997    5

          Condensed Consolidated Statements of Cash Flows --
             Three Months Ended March 31, 1998 and 1997    7

          Notes to Condensed Consolidated Financial
             Statements   . . . . . . . . . . . . . . . .  8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . 12


PART II.  OTHER INFORMATION:

Item 1.      Legal Proceedings  . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . 15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . 18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . 19







                          ITEM 1.  FINANCIAL STATEMENTS
                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                                 (In thousands)
                                   (Unaudited)

                                                                     March 31      December 31
                                                                       1998           1997
                             -- ASSETS--

CURRENT ASSETS:
   Cash and cash equivalents  .                                   $     22,582      $   19,461
   Accounts and notes receivable, net                                   22,417          28,249
   Inventories:
     Work in process  . . . . .                                          6,697           5,327
     Material and supplies  . .                                          7,878           8,375

     Total inventories  . . . .                                         14,575          13,702

   Deferred taxes, current  . .                                         13,138          15,688
   Other current assets . . . .                                          1,415             557

     Total current assets . . .                                         74,127          77,657

PROPERTY - at cost  . . . . . .                                         50,431          49,408
   Less accumulated depreciation                                       (23,802)        (22,902)

     Property, net  . . . . . .                                         26,629          26,506

DEFERRED TAXES  . . . . . . . .                                         12,976          12,329
EXCESS OF COST OVER NET ASSETS OF
   ACQUIRED BUSINESSES - NET  .                                         25,576          25,783
OTHER NON-CURRENT ASSETS  . . .                                          1,155           1,269

   TOTAL ASSETS . . . . . . . .                                     $  140,463      $  143,544



            See Notes to Condensed Consolidated Financial Statements


                          ITEM 1.  FINANCIAL STATEMENTS
                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 March 31                December 31
                                                                    1998                       1997
                        --LIABILITIES --

CURRENT LIABILITIES:
    Current portion of long-term debt   . . . . . . . .         $    4,750                 $     5,000
    Accounts payable, principally trade   . . . . . . .             10,882                      13,209
    Accrued payroll and benefits  . . . . . . . . . . .              5,917                       7,525
    Other accrued liabilities   . . . . . . . . . . . .             12,747                      16,796

    Total current liabilities   . . . . . . . . . . . .             34,296                      42,530

LONG-TERM DEBT, less current portion  . . . . . . . . .              9,000                      10,000
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . .              5,919                       5,891
OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . .             37,918                      35,377

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .             87,133                      93,798

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Common stock, par value $0.01 per share   . . . . .                161                         161
    Capital surplus   . . . . . . . . . . . . . . . . .            178,256                     178,256
    Retained earnings (deficit)   . . . . . . . . . . .          (124,665)                   (128,173)
    Deferred compensation   . . . . . . . . . . . . . .              (152)                       (160)
    Accumulated other comprehensive income  . . . . . .              (270)                       (338)

         Stockholders' equity . . . . . . . . . . . . .             53,330                      49,746

             TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY . . . . . . . . .         $140,463                      $143,544





            See Notes to Condensed Consolidated Financial Statements


                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                                 (In thousands)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                     March 31
                                                                    1998                       1997

NET REVENUES  . . . . . . . . . . . . . . . . . . . . .        $    62,488                $     59,998

COST OF SALES . . . . . . . . . . . . . . . . . . . . .             50,827                      49,059

GROSS PROFIT  . . . . . . . . . . . . . . . . . . . . .             11,661                      10,939

SELLING, GENERAL AND ADMINISTRATIVE . . . . . . . . . .              5,888                       5,520

OPERATING INCOME  . . . . . . . . . . . . . . . . . . .              5,773                       5,419

OTHER INCOME (EXPENSE):
    Interest expense  . . . . . . . . . . . . . . . . .              (340)                       (473)
    Other income - net  . . . . . . . . . . . . . . . .                315                         109

                                                                      (25)                       (364)

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . .              5,748                       5,055
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .              2,240                       1,895

INCOME BEFORE EXTRAORDINARY ITEM  . . . . . . . . . . .              3,508                       3,160

EXTRAORDINARY GAIN ON DEBT
    REDEMPTION  . . . . . . . . . . . . . . . . . . . .                -                         4,568

NET INCOME  . . . . . . . . . . . . . . . . . . . . . .        $     3,508                $      7,728




            See Notes to Condensed Consolidated Financial Statements


                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                     March 31
                                                                    1998                       1997


RETAINED EARNINGS (DEFICIT)
    AT BEGINNING OF PERIOD    . . . . . . . . . . . . .       $  (128,173)               $   (151,527)
NET INCOME    . . . . . . . . . . . . . . . . . . . . .              3,508                       7,728

RETAINED EARNINGS (DEFICIT)
    AT END OF PERIOD    . . . . . . . . . . . . . . . .       $  (124,665)               $   (143,799)


BASIC/DILUTED INCOME PER
    COMMON SHARE:
      Income before Extraordinary Item    . . . . . . .       $        .22               $         .20
      Extraordinary Item    . . . . . . . . . . . . . .               -                            .28

NET INCOME    . . . . . . . . . . . . . . . . . . . . .       $        .22               $         .48

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING   . . . . . . . . . . . .             16,060                      16,056



            See Notes to Condensed Consolidated Financial Statements


                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                                 (In thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                          March 31
                                                                         1998                        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before extraordinary item  . . . . . . . . . . . . . .        $   3,508                   $  3,160
Adjustments to reconcile income before extraordinary
    item to net cash provided by (used for)
     operating activities:
    Depreciation and amortization   . . . . . . . . . . . . .            1,224                      1,059
    Deferred income taxes   . . . . . . . . . . . . . . . . .            2,240                      1,895
    Changes in assets and liabilities:
         (Increase) decrease in accounts and notes
            receivable  . . . . . . . . . . . . . . . . . . .            5,832                     (1,800)
         (Increase) decrease in inventories . . . . . . . . .             (873)                       836
         Decrease in accounts payable . . . . . . . . . . . .           (2,327)                      (337)
         Net changes in other assets and liabilities  . . . .           (3,783)                    (2,689)

    NET CASH PROVIDED BY OPERATING
         ACTIVITIES . . . . . . . . . . . . . . . . . . . . .            5,821                      2,124

    NET CASH PROVIDED BY  (USED FOR)
         DISCONTINUED OPERATIONS  . . . . . . . . . . . . . .             (302)                        85

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . . . . . . . . . . .           (1,148)                   (1,435)

    NET CASH USED FOR INVESTING ACTIVITIES                              (1,148)                   (1,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings  . . . . . . . . . . . . . .           (1,250)                   (8,981)

    NET CASH USED FOR FINANCING ACTIVITIES  . . . . . . . . .           (1,250)                   (8,981)

    NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS  . . . . . . . . . . . . . . .            3,121                    (8,207)

    CASH AND CASH EQUIVALENTS -
         BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .           19,461                     12,225

    CASH AND CASH EQUIVALENTS -
         END OF PERIOD  . . . . . . . . . . . . . . . . . . .        $  22,582                   $  4,018

SUPPLEMENTAL CASH FLOW DATA:
    Cash payments made for:
         Interest . . . . . . . . . . . . . . . . . . . . . .        $     316                   $    739

         Income taxes . . . . . . . . . . . . . . . . . . . .        $      -                   $       -


            See Notes to Condensed Consolidated Financial Statements


                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") was issued in June 1997 with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities and foreign currency translation adjustments). The dollar amount of the Company's adjustments required by SFAS No. 130 is not significant so there is not a significant difference between "traditional" net income and comprehensive income for the quarters ended March 31, 1998 and 1997.

2.   TAXES ON INCOME

     Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company is required to recognize the portion of its deferred tax asset which it believes will more likely than not be realized. Management believes that the Company will be able to realize the unreserved portion of its deferred tax asset through future earnings. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability, amounts and timing of payments related to its retained liabilities, or other events which might affect the realization of the Company's deferred tax asset.

3.   DISPOSITIONS

     On September 30, 1996, the Company sold its Asia/Pacific Building Products operation ("Asia/Pacific") for approximately $1,600,000. Pursuant to the terms of the sale, for a period of one year, the Company was required to maintain a $2,000,000 letter of credit, which was in place at September 30, 1996, in support of the Asia/Pacific credit facility. The letter of credit has been extended to June 30, 1998. The Buyer is obligated to reimburse the Company for any amounts drawn on the letter of credit. Additionally, the Company has indemnified the Buyer for certain liabilities of the sold business. In connection with the sale, the Company agreed to continue to supply products to Asia/Pacific at a fixed margin for a period of two years.


4.   OTHER LIABILITIES

     Other accrued liabilities consisted of the following:

                                                                           March 31              December 31
                                                                              1998                  1997

                                                                                       (Thousands)

         Insurance liabilities  . . . . . . . . . . . . . . . . .               1,528            $     3,560
         Warranty and backcharge
              reserves    . . . . . . . . . . . . . . . . . . . .               3,533                  3,738
         Deferred revenues    . . . . . . . . . . . . . . . . . .                 311                    524
         Accrued interest     . . . . . . . . . . . . . . . . . .                  60                     60
         Other    . . . . . . . . . . . . . . . . . . . . . . . .               7,315                  8,914
                                                                         $     12,747            $    16,796

         Other long-term liabilities consisted of the following:

         Reserves Related to Sold or Discontinued Business -
           Insurance liabilities  . . . . . . . . . . . . . . . .        $      5,326            $     3,453
           Environmental  . . . . . . . . . . . . . . . . . . . .               4,651                  4,792
           Federal Agreement settlement   . . . . . . . . . . . .               2,750                  3,000
           Dispositions   . . . . . . . . . . . . . . . . . . . .               5,841                  5,315
           Other    . . . . . . . . . . . . . . . . . . . . . . .              11,499                 11,904
                                                                         $     30,067            $    28,464
         Warranty and backcharges   . . . . . . . . . . . . . . .               1,757                  1,745
         All Other  . . . . . . . . . . . . . . . . . . . . . . .               6,094                  5,168
                                                                         $     37,918            $    35,377

5.   DEBT

     On December 31, 1996, the Company prepaid its existing term loan with Foothill Capital Corporation ("Foothill"), and the credit agreement with Foothill was terminated.

     Also on December 31, 1996, the Company entered into a new credit agreement ("Credit Agreement") with a group of banks. Under the terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20,000,000, due June 30, 2001. The lenders also agreed to provide a revolving credit and letter of credit facility of $25,000,000 maturing December 31, 2001.
     Up to $20,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of March 31, 1998, the borrowing base was approximately $25.4 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and the issuance of additional debt, amongst other matters. Under the terms of the Company's debt agreement, $17.8 million was available for dividends or repurchase of stock at March 31, 1998. The Company is in compliance with the provisions of the Credit Agreement.

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


     As of March 31, 1998, the Company had outstanding letters of credit of approximately $10.2 million used principally to support insurance and bonding programs.

6.   COMMITMENTS AND CONTINGENCIES

     On March 3, 1995, the Company and its surety, Federal Insurance Company ("Federal"), entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from certain claims pending in connection with one of the Company's former Fixed Price Custom Curtainwall projects. Under the terms of the Federal Agreement, Federal assumed control of the litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3,000,000 interest bearing promissory note received from the Company's sale of the Construction Group (the "Concrete Note"), and agreed to pay Federal $1,000,000 per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser delivered a financial guarantee insurance policy securing payment of the Concrete Note. The Federal Agreement provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 1.6% of the outstanding common stock, and the current Chief Executive Officer of the Company, who currently controls approximately 65.4% of the outstanding common stock, and
     (ii) either or both must continue as Chief Executive Officer and/or Chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $3,750,000 at March 31, 1998.

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

     The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At March 31, 1998, the Company has recorded reserves of approximately $6.5 million, representing management's and the third parties' best estimate of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that additional costs that could be incurred would have a material effect on the consolidated financial statements.

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

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the first quarter of 1998 were $62.5 million, an increase of $2.5 million, or 4.2%, when compared to the first quarter of 1997. Favorable weather conditions in the Midwest improved volume in that region offsetting poor weather conditions elsewhere. Pricing was also stronger than in the first quarter of 1997 resulting in lower discounts during the winter months. This positively impacted both revenues and margins. The Company's gross profit increased $.7 million for the three months ended March 31, 1998 from the same period in 1997. The gross margin increased from 18.2% in the first quarter 1997 to 18.7% in 1998. This increase was primarily due to the lower discounts experienced this year.

Selling, general and administrative expenses increased approximately $.4 million, or about .2% of revenues, in 1998. Most of this increase as a percent of revenues is due to adding temporary resources to complete several high priority systems projects.

The combination of increased margin and increased selling, general and administrative expenses resulted in operating income of $5.8 million in the three months ended March 31, 1998, compared to $5.4 million in 1997, a 6.5 % increase.

Interest expense declined $.1 million from the prior year to $.3 million. The Company had both lower average borrowings and lower interest rates during the 1998 period. Other income-net consists almost entirely of interest income and increased over $.2 million between years because the average cash balance is up significantly between years.

Income before extraordinary item was $3.5 million, $.22 per share, during the three months ended March 31, 1998 compared to $3.2 million, $.20 per share, in the same period in 1997. Somewhat better pricing, lower interest costs and higher interest income partially offset by the increase in selling, general and administrative expenses caused this increase.

Net income was $3.5 million, $.22 per share, for the three months ended March 31, 1998 as compared to $7.7 million, $.48 per share, in the 1997 period. The 1997 amount includes a $4.6 million, $.28 per share, extraordinary gain, net of income taxes, representing the reduction in accrued interest on the Company's 12% Notes when these notes were redeemed in January 1997.

Backlog of Orders

At March 31, 1998, the backlog of unfilled orders believed to be firm was approximately $75.6 million compared to a backlog of $77.6 million at March 31, 1997 and $72.7 million at December 31, 1997.

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

Liquidity and Capital Resources

During   the  three  months  ended   March  31,  1998,   the  Company  generated
approximately $5.8 million of cash from its operating activities. Operating cash flow benefited from the $2.2 million non-cash charge for income taxes as well as increased collections in accounts receivable. Additional uses in operating cash flow during the quarter were primarily associated with seasonal working capital requirements. In January, 1997 the Company was paid $.9 million in connection with a drawn letter of credit associated with the Company's former U.K. subsidiary and the sale of certain other rights.

The Company spent approximately $1.1 million on capital expenditures during the first three months of 1998 directed toward upgrading and improving manufacturing equipment.

In January 1997 the amounts outstanding on the 12% Notes and 15.5% Debentures were redeemed utilizing proceeds from borrowing under the new term loan in the Credit Agreement plus available cash of $7.8 million. Additionally, per the terms of the new Credit Agreement, the Company paid down $1.25 million of debt in March, 1997, and in March, 1998. See Note 5.

Cash and cash equivalents increased by $3.1 million during the period from December 31, 1997 to March 31, 1998 principally as a result of favorable collections on receivables. At March 31, 1998, the Company had $22.6 million of cash and cash equivalents.

The Company maintains a credit facility (the "Credit Facility") which supports both the Company's U.S. and Canadian operations, and which, under its terms, has maximum availability of $45.0 million and expires on December 31, 2001. Availability under the $25 million revolving credit portion of the Credit Facility is based on a percentage of eligible accounts receivable and inventory. At March 31, 1998, the Borrowing Base was estimated to be $25.4 million. As collateral under the Credit Facility, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Company had unused availability under the Credit Facility of $14.8 million at March 31, 1998. The Company's letters of credit balance of approximately $10.2 million remains unchanged from December 31, 1997.

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

Developments in any of these areas, which are more fully described in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1997, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

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


Item 6.       Exhibits and Reports on Form 8-K

              (a)       Exhibit 3.1 -   Registrant's Second Restated Certificate
                                        of Incorporation, effective July 23,
                                        1993, filed as Exhibit 3 to Registrant's report on Form 8-K dated July 14, 1993
                                        (File No. 1-10659), and incorporated
                                        herein by reference thereto

                        Exhibit 3.2 -   Bylaws of Registrant, effective November
                                        8, 1990, and as Amended on November 12,
                                        1991, August 27, 1992 and December 16,
                                        1993, filed as Exhibit 3.2 to
                                        Registrant's Annual Report on Form 10-K
                                        for the fiscal year ended December 31,
                                        1993 (File No. 1-10659), and
                                        incorporated herein by reference thereto


                        Exhibit 10 -    Amended and Restated 1991 Long Term
                                        Incentive Plan, filed as Exhibit 4.1 to
                                        Registrant's Form S-8 Registration
                                        Statement No. 33-51665 dated December
                                        22, 1993, and incorporated herein by
                                        reference thereto

                        Exhibit 10.2- Agreement by and among Registrant, Capella Investments Limited and H. H. Robertson (U.K.) Limited dated November 9, 1993, filed as Exhibit 2.1 to the Registrant's report on Form 8-K dated November 22, 1993, and incorporated herein by reference thereto

                        Exhibit 10.3- Registration Rights Agreement dated May 17, 1993 by and among the Registrant and Sage RHH referred to in Exhibit 4.2 above

                        Exhibit 10.4- Registration Rights Agreement dated December 14, 1993 by and among the Registrant and Heico Acquisitions, Inc. referred to in Exhibit 4.3 above

                        Exhibit 10.5- Asset Purchase Agreement, dated December 27, 1994 by and between Cupples Products, Inc. and the Registrant filed as Exhibit 2.1 to Registrant's Report on Form 8-K dated December 27, 1994 (File No. 1-10659), and incorporated herein by reference thereto

                        Exhibit 10.6- Agreement for Purchase and Sale of Assets dated March 3, 1995 by and between the Registrant and Ceco Concrete Construction Corp. filed as Exhibit 2.1 to Registrant's Report on Form 8-K dated March 3, 1995 (File No. 1-10659), and incorporated herein by reference thereto

                        Exhibit 10.7- Settlement Agreement dated March 3, 1995 by and between the Registrant and Federal Insurance Company filed as
                                        Exhibit 10.43 to Registrant's Annual
                                        Report on Form 10-K for the year ended
                                        December 31, 1994 (File No. 1-10659) and incorporated hereinby reference thereto

                        Exhibit 10.8- Agreement for Purchase and Sale of Shares by and among the Registrant Bruco International, Inc. and H.H. Robertson Asia/Pacific Pte Ltd dated September 27, 1996 filed as Exhibit 2 to Registrants Report on FORM 10-K dated September 30, 1996 (File NO. 1-10659) and incorporated herein by reference thereto

                        Exhibit 10.9- Credit agreement dated December 31, 1996 by and between the Registrant and the various financial institutions and Bank of America as agent for the lenders as filed as Exhibit 2.1 to the Registrants Report on Form 10-K for the year ended December 31, 1997 (File No. 1-10659) and incorporated herein by reference thereto


                        Exhibit 10.10- Employment Agreement between Registrant and Ronald D. Stevens dated October 7, 1996 filed as Exhibit 2.2 to Registrant's Report on Form 10-K for the year ended December 31, 1997 (File No. 1-10659) and incorporated herein by reference thereto

                        Exhibit 11 -    Computation of Earnings per Common
                                        Share, filed herewith

                        Exhibit 27 -    Financial Data Schedule

         (b)  Reports on Form 8-K:

              None
 .


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






                               ROBERTSON-CECO CORPORATION
                               -------------------------------------------------
                                                     (Registrant)






                      By:    /s/ Patrick G. McNulty
                             -----------------------------
                             Patrick G. McNulty
                             Corporate Controller





May 12,1998




                           ROBERTSON-CECO CORPORATION
                                  EXHIBIT INDEX




EXHIBIT 11 -  Computation of Earnings Per Common Share

EXHIBIT 27 -  Financial Data Schedule