Form 10-Q
period 1998-06-30
ROBERTSON CECO CORP
filed 1998-08-14
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

                                       OR

[    ]    Transition report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number   1-10659

                           ROBERTSON-CECO CORPORATION

             (Exact name of registrant as specified in its charter)

           Delaware                             36-3479146
(State or other jurisdiction                  I.R.S. Employer
of incorporation or organization)            Identification No.

5000 Executive Parkway, Ste. 425, San Ramon, California             94583
         (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:           925-358-0330

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

                Class                          Outstanding at August 10, 1998
Common Stock, par value $0.01 per share                 16,111,550



                           ROBERTSON-CECO CORPORATION

                                    Form 10-Q


                         For Quarter Ended June 30, 1998

                                      INDEX



PART I.   FINANCIAL INFORMATION:

Item 1.      Financial Statements:

          Condensed Consolidated Balance Sheets --
             June 30, 1998 and December 31, 1997  . . . .          3

          Condensed Consolidated Statements of Operations --
             Three and Six Months Ended June 30, 1998 and 1997  .  5

          Condensed Consolidated Statements of Cash Flows --
             Six Months Ended June 30, 1998 and 1997  . .          7

          Notes to Condensed Consolidated Financial
             Statements   . . . . . . . . . . . . . . . .          8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . .         12


PART II.  OTHER INFORMATION:

Item 1.      Legal Proceedings  . . . . . . . . . . . . .        16

Item 4.      Submission of Matters to a Vote of Security Holders 16

Item 5.      Other Information  . . . . . . . . . . . . .        16

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . .        16

Signatures  . . . . . . . . . . . . . . . . . . . . . . .        19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . .        20






                          ITEM 1.  FINANCIAL STATEMENTS
                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                                 (In thousands)
                                   (Unaudited)

                                                                 June 30                 December 31
                                                                    1998                       1997
                             -- ASSETS--

CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . .        $    24,756                $     19,461
    Accounts and notes receivable, net  . . . . . . . .             30,297                      28,249
    Inventories:
         Work in process  . . . . . . . . . . . . . . .              6,070                       5,327
         Material and supplies  . . . . . . . . . . . .              8,401                       8,375

         Total inventories  . . . . . . . . . . . . . .             14,471                      13,702

    Deferred taxes, current   . . . . . . . . . . . . .             10,002                      15,688
    Other current assets  . . . . . . . . . . . . . . .              1,067                         557

         Total current assets . . . . . . . . . . . . .             80,593                      77,657

PROPERTY - at cost  . . . . . . . . . . . . . . . . . .             51,106                      49,408
    Less accumulated depreciation   . . . . . . . . . .           (24,422)                    (22,902)

         Property, net  . . . . . . . . . . . . . . . .             26,684                      26,506

DEFERRED TAXES  . . . . . . . . . . . . . . . . . . . .             12,443                      12,329
EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED BUSINESSES - NET   . . . . . . . . . . . .             25,369                      25,783

OTHER NON-CURRENT ASSETS  . . . . . . . . . . . . . . .              1,154                       1,269

    TOTAL ASSETS  . . . . . . . . . . . . . . . . . . .        $   146,243                $    143,544






            See Notes to Condensed Consolidated Financial Statements



                          ITEM 1.  FINANCIAL STATEMENTS
                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   June 30                December 31
                                                                    1998                       1997
                        --LIABILITIES --

CURRENT LIABILITIES:
    Current portion of long-term debt   . . . . . . . .         $    4,500                 $     5,000
    Accounts payable, principally trade   . . . . . . .             12,441                      13,209
    Accrued payroll and benefits  . . . . . . . . . . .              6,222                       7,525
    Other accrued liabilities   . . . . . . . . . . . .             13,111                      16,796

    Total current liabilities   . . . . . . . . . . . .             36,274                      42,530

LONG-TERM DEBT, less current portion  . . . . . . . . .              8,000                      10,000
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . .              5,861                       5,891
OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . .             36,566                      35,377

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .             86,701                      93,798

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Common stock, par value $0.01 per share   . . . . .                161                         161
    Capital surplus   . . . . . . . . . . . . . . . . .            178,256                     178,256
    Retained earnings (deficit)   . . . . . . . . . . .          (118,146)                   (128,173)
    Deferred compensation   . . . . . . . . . . . . . .              (144)                       (160)
    Accumulated other comprehensive income  . . . . . .              (585)                       (338)

         Stockholders' equity . . . . . . . . . . . . .             59,542                      49,746

             TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY . . . . . . . . .         $146,243                      $143,544




            See Notes to Condensed Consolidated Financial Statements



                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended                  Six Months Ended
                                                          June 30                           June 30

                                                   1998              1997              1998         1997


NET REVENUES  . . . . . . . . . . . . . . . .    $   74,217         $ 69,716       $  136,706       $129,714

COSTS OF SALES            . . . . . . . . . .        58,221           56,255          109,048        105,314

GROSS PROFIT  . . . . . . . . . . . . . . . .        15,996           13,461           27,658         24,400

SELLING, GENERAL AND
    ADMINISTRATIVE  . . . . . . . . . . . . .        5,875              6,127          11,764         11,647

OPERATING INCOME  . . . . . . . . . . . . . .        10,121             7,334          15,894         12,753

OTHER INCOME (EXPENSE):
    Interest expense  . . . . . . . . . . . .         (306)            (433)            (647)          (906)
    Other income - net  . . . . . . . . . .             442              230              758           339

                                                        136            (203)           111             (567)

INCOME BEFORE INCOME TAXES  . . . . . . . . .        10,257            7,131           16,005         12,186
INCOME TAXES  . . . . . . . . . . . . . . . .         3,738             2,796           5,978          4,691

INCOME BEFORE EXTRAORDINARY
    ITEM  . . . . . . . . . . . . . . . . . .         6,519            4,335           10,027          7,495

EXTRAORDINARY GAIN ON DEBT
    REDEMPTION  . . . . . . . . . . . . . . .             -                -                 -         4,568

NET INCOME  . . . . . . . . . . . . . . . . .      $  6,519        $    4,335       $  10,027       $ 12,063





            See Notes to Condensed Consolidated Financial Statements



                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended                   Six Months Ended
                                                          June 30                           June 30

                                                   1998              1997              1998         1997


RETAINED EARNINGS (DEFICIT)
    AT BEGINNING OF PERIOD  . . . . . . . .    $  (124,665)      $  (143,799)     $  (128,173)    $(151,527)
NET INCOME  . . . . . . . . . . . . . . . .          6,519             4,335           10,027        12,063

RETAINED EARNINGS (DEFICIT)
             AT END OF PERIOD . . . . . . .    $   (118,146)     $  (139,464)     $  (118,146)    $(139,464)

BASIC/DILUTED INCOME PER
  COMMON SHARE:
    Income before Extraordinary Item  . . .    $          .41   $        .27      $          .62  $       .47
    Extraordinary Item  . . . . . . . . . .    $         -      $         -       $         -     $       .28

NET INCOME                                     $          .41   $        .27      $          .62  $       .75

SHARES USED IN INCOME
     PER SHARE CALCULATION  . . . . . . . .           16,060          16,056              16,060       16,056






            See Notes to Condensed Consolidated Financial Statements




                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                                 (In thousands)
                                   (Unaudited)


                                                                             Six Months Ended
                                                                                  June 30
                                                                         1998                        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before extraordinary item  . . . . . . . . . . . . . .        $  10,027                   $  7,495
Adjustments to reconcile income before extraordinary
    item to net cash provided by (used for)
     operating activities:
    Depreciation and amortization   . . . . . . . . . . . . .            2,498                      2,230
    Deferred income taxes   . . . . . . . . . . . . . . . . .            5,978                      4,469
    Changes in assets and liabilities:
         Increase in accounts and notes receivable  . . . . .          (2,048)                    (1,661)
         (Increase) decrease in inventories . . . . . . . . .            (769)                      1,256
         Increase (decrease) in accounts payable  . . . . . .            (768)                      3,558
         Net changes in other assets and liabilities  . . . .          (3,449)                    (1,987)

    NET CASH PROVIDED BY OPERATING
         ACTIVITIES . . . . . . . . . . . . . . . . . . . . .           11,469                     15,360

    NET CASH PROVIDED BY  (USED FOR)
         DISCONTINUED OPERATIONS  . . . . . . . . . . . . . .          (1,376)                        242

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . . . . . . . . . . .          (2,298)                    (3,428)

    NET CASH USED FOR INVESTING ACTIVITIES                             (2,298)                     (3,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings  . . . . . . . . . . . . . .          (2,500)                   (10,569)

    NET CASH USED FOR FINANCING ACTIVITIES  . . . . . . . . .          (2,500)                   (10,569)

    NET INCREASE IN CASH AND CASH
         EQUIVALENTS  . . . . . . . . . . . . . . . . . . . .            5,295                      1,605
    CASH AND CASH EQUIVALENTS -
         BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .           19,461                     12,225
    CASH AND CASH EQUIVALENTS -
         END OF PERIOD  . . . . . . . . . . . . . . . . . . .        $  24,756                   $ 13,830

SUPPLEMENTAL CASH FLOW DATA:
    Cash payments made for:
         Interest . . . . . . . . . . . . . . . . . . . . . .        $     606                   $  1,216
         Income taxes . . . . . . . . . . . . . . . . . . . .        $      -                   $       -

            See Notes to Condensed Consolidated Financial Statements


                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") was issued in June 1997 with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities and foreign currency translation adjustments). The dollar amount of the Company's adjustments required by SFAS No. 130 is not significant so there is not a significant difference between "traditional" net income and comprehensive income for the three and six months ended June 30, 1998 and 1997.

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

3.   DISPOSITIONS

     On September 30, 1996, the Company sold its Asia/Pacific Building Products operation ("Asia/Pacific") for approximately $1,600,000. Pursuant to the terms of the sale, for a period of one year, the Company was required to maintain a $2,000,000 letter of credit, which was in place at September 30, 1996, in support of the Asia/Pacific credit facility. The letter of credit has been extended to September 30, 1998. The Buyer is obligated to reimburse the Company for any amounts drawn on the letter of credit. Additionally, the Company has indemnified the Buyer for certain liabilities of the sold business. In connection with the sale, the Company agreed to continue to supply products to Asia/Pacific at a fixed margin for a period of two years.


4.   OTHER LIABILITIES

     Other accrued liabilities consisted of the following:


                                                                          June 30                December 31
                                                                              1998                  1997

                                                                                       (Thousands)

         Insurance liabilities  . . . . . . . . . . . . . . . . .         $     1,528            $     3,560
         Warranty and backcharge
              reserves    . . . . . . . . . . . . . . . . . . . .               3,276                  3,738
         Deferred revenues    . . . . . . . . . . . . . . . . . .                 575                    524
         Accrued interest     . . . . . . . . . . . . . . . . . .                  60                     60
         Other    . . . . . . . . . . . . . . . . . . . . . . . .               7,672                  8,914
                                                                         $     13,111            $    16,796

         Other long-term liabilities consisted of the following:

         Reserves Related to Sold or Discontinued Business -
           Insurance liabilities  . . . . . . . . . . . . . . . .        $      5,867            $     3,453
           Environmental  . . . . . . . . . . . . . . . . . . . .               4,517                  4,792
           Federal Agreement settlement   . . . . . . . . . . . .               2,500                  3,000
           Dispositions   . . . . . . . . . . . . . . . . . . . .               5,808                  5,315
           Other    . . . . . . . . . . . . . . . . . . . . . . .              11,322                 11,904
                                                                         $     30,014            $    28,464
         Warranty and backcharges   . . . . . . . . . . . . . . .               1,754                  1,745
         All Other  . . . . . . . . . . . . . . . . . . . . . . .               4,798                  5,168
                                                                         $     36,566            $    35,377

5.   DEBT

     On December 31, 1996, the Company prepaid its existing term loan with Foothill Capital Corporation ("Foothill"), and the credit agreement with Foothill was terminated.

     Also on December 31, 1996, the Company entered into a new credit agreement ("Credit Agreement") with a group of banks. Under the terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20,000,000, due June 30, 2001. The lenders also agreed to provide a revolving credit and letter of credit facility of $25,000,000 maturing December 31, 2001.
     Up to $20,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of June 30, 1998, the borrowing base was approximately $31.7 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and the issuance of additional debt, amongst other matters. Under the terms of the Company's debt agreement, $22.9 million was available for dividends or repurchase of stock at June 30, 1998. The Company is in compliance with the provisions of the Credit Agreement.

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


     As of June 30, 1998, the Company had outstanding letters of credit of approximately $10.2 million used principally to support insurance and bonding programs.

6.   COMMITMENTS AND CONTINGENCIES

     On March 3, 1995, the Company and its surety, Federal Insurance Company ("Federal"), entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from certain claims pending in connection with one of the Company's former Fixed Price Custom Curtainwall projects. Under the terms of the Federal Agreement, Federal assumed control of the litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3,000,000 interest bearing promissory note received from the Company's sale of the Construction Group (the "Concrete Note"), and agreed to pay Federal $1,000,000 per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser delivered a financial guarantee insurance policy securing payment of the Concrete Note. The Federal Agreement provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 1.6% of the outstanding common stock, and the current Chief Executive Officer of the Company, who currently controls approximately 65.4% of the outstanding common stock, and
     (ii) either or both must continue as Chief Executive Officer and/or Chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $3,500,000 at June 30, 1998.

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

     The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At June 30, 1998, the Company has recorded reserves of approximately $6.3 million, representing management's and the third parties' best estimate of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that additional costs that could be incurred would have a material effect on the consolidated financial statements.

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

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results Of Operations

Revenues for the second quarter of 1998 were $74.2 million, an increase of $4.5 million, or 6.5%, when compared to the second quarter of 1997. For the six months ended June 30, 1998, revenues were $136.7 million compared to $129.7 million in 1997, an increase of $7 million, or 5.4%. Poor weather conditions earlier in the year are still having a negative impact on some locations. Nevertheless, sales were still favorable compared to 1997 as a result of good industry conditions combined with stronger pricing. Favorable sales and lower discounts to customers experienced in the 1998 winter and spring months has positively impacted margins as well. The Company's gross profit increased $2.5 million and $3.3 million for the three and six months ended June 30, 1998, respectively, from the same periods in 1997. The gross margin increased from 19.3% in the second quarter of 1997 to 21.6% in 1998. For the six months, the gross margin increased from 18.8% in 1997 to 20.2% in 1998.

Selling, general and administrative expenses ("S,G & A") decreased $.3 million in the second quarter of 1998 compared to the second quarter of 1997. Lower legal, retiree and bad debt expenses were incurred for the quarter. Year-to-date S,G & A expenses have increased $.1 million in 1998 from the same six month period ended 1997. Most of this increase is due to adding temporary resources to complete several high priority systems projects partially offset with the Company's continued efforts to reduce S,G & A costs as a percentage of revenue.


The combination of increased margin and favorable selling, general and administrative expenses as a percentage of revenues resulted in operating income of $10.1 million for the three months ended June 30, 1998, compared to $7.3 million in 1997, a 38.0% increase. For the six months ended June 30, 1998 operating income was $15.9 million compared to $12.8 million for the same period ended 1997, a 24.6% increase.

Interest expense declined $.1 million for the three months ended June 30, 1998 from the prior year to $.3 million. For the six months ended June 30, 1998 interest expense declined $.3 million from the same period ended 1997 to $.6 million. The Company had both lower average borrowings and lower interest rates during the 1998 period. Other income-net consists almost entirely of interest income and increased $.2 million and $.4 million for the three and six months ended June 30, 1998, respectively, from the same periods ended 1997. This increase is the direct result of higher average cash balances between years.

Income before extraordinary item was $6.5 million, $.41 per share, during the three months ended June 30, 1998 compared to $4.3 million, $.27 per share, in the same period in 1997. For the six months ended June 30, 1998 and 1997, income before extraordinary item was $10.0 million and $7.5 million, or $.62 per share and $.47 per share, respectively. Increased customer demand, better pricing, lower interest costs and higher interest income all contributed to the 1998 favorable results compared to last year.

Net income was $6.5 million, $.41 per share, for the three months ended June 30, 1998 as compared to $4.3 million, $.27 per share, in the 1997 period. For the six months ended June 30, 1998, net income was $10.0 million, $.62 per share, as compared to $12.1 million, $.75 per share, for the same period ended 1997. The 1997 amount includes a $4.6 million, $.28 per share, extraordinary gain, net of income taxes, representing the reduction in accrued interest on the Company's 12% Notes when these notes were redeemed in January 1997.

Backlog of Orders

At June 30, 1998 the backlog of unfilled orders believed to be firm was approximately $86.2 million compared to a backlog of $98.8 million at June 30, 1997 and $72.7 million at December 31, 1997.

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

Liquidity and Capital Resources

During the six months ended June 30, 1998, the Company generated $11.5 million of cash from its operating activities and generated $15.4 million during the same period ended 1997. Operating cash flow in 1998 benefited from higher income before extraordinary items, $2.5 million favorable from 1997, and a favorable $6.0 million non-cash charge for income taxes as opposed to a $4.5 million non-cash charge for the six months ended 1997. These 1998 favorable impacts on cash operating activities were partially offset by uses of cash primarily associated with working capital requirements to support increased sales and the Company's efforts to take advantage of early payment discounts.

During the six months ended June 30, 1998 the Company spent approximately $1.4 million related to discontinued operations and generated $.2 million during the same period ended 1997. In June, 1998, the Company settled a large general liability claim associated with one of the Company's discontinued operations. In January, 1997 the Company was paid $.9 million in connection with a drawn letter of credit associated with the Company's former U.K. subsidiary and the sale of certain other rights.

The Company spent $2.3 million on capital expenditures during the first six months of 1998 directed toward upgrading and improving manufacturing equipment as compared to $3.4 million during the same period ended 1997.

In January 1997 the amounts outstanding on the 12% Notes and 15.5% Debentures were redeemed utilizing proceeds from borrowing under the new term loan in the Credit Agreement plus available cash of $7.8 million. Additionally, per the terms of the new Credit Agreement, the Company paid down $2.5 million of debt during the six months ended June 30, 1997 and 1998. See Note 5.

Cash and cash equivalents increased by $5.3 million during the first six months ended June 30, 1998 and $1.6 million during the same period ended 1997. At June 30, 1998 and 1997 the Company had $24.8 million and $13.8 million of cash and cash equivalents, respectively.

The Company maintains a credit facility (the "Credit Facility") which supports both the Company's U.S. and Canadian operations, and which, under its terms, has maximum availability of $45.0 million and expires on December 31, 2001. Availability under the $25 million revolving credit portion of the Credit Facility is based on a percentage of eligible accounts receivable and inventory. At June 30, 1998, the Borrowing Base was estimated to be $31.7 million. As collateral under the Credit Facility, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries, as defined. The Company had unused availability under the Credit Facility of $14.8 million at June 30, 1998. The Company's letters of credit balance of approximately $10.2 million remains unchanged from March 31, 1998.

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

Item 4.  Submission of Matters to a Vote of Security Stockholders

         The Company's Annual Meeting (the "Annual Meeting") of Stockholders was held on May 19, 1998. The only matter voted on was the election of directors. Set forth below is the tabulation of the votes:

         NAME                    FOR             WITHHELD

         Andrew G.C. Sage, II    14,319,301      202,909
         Michael E. Heisley      14,319,301      202,909
         E.A. Roskovensky        14,319,301      202,909
         Frank A. Benevento      14,318,889      203,321
         Stanley G. Berman       14,319,301      202,909
         Stanley H. Meadows      14,319,301      202,909
         Gregg C. Sage           14,318,889      203,321
         Michael E. Heisley, Jr. 14,318,889      203,321

Item 5.  Other Information

         None.

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






August 13, 1998




                           ROBERTSON-CECO CORPORATION
                                  EXHIBIT INDEX




EXHIBIT 11 - Computation of Earnings Per Common Share

EXHIBIT 27 - Financial Data Schedule