Form 10-Q
period 1998-09-30
ROBERTSON CECO CORP
filed 1998-11-16
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

                                              OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number       1-10659

                           ROBERTSON-CECO CORPORATION
--------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

               Delaware                                      36-3479146
     (State or other jurisdiction                          I.R.S. Employer
   of incorporation or organization)                      Identification No.

5000 Executive Parkway, Ste. 425, San Ramon, California                94583
            (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:              925-543-7599

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

               Class                        Outstanding at November 6, 1998
Common Stock, par value $0.01 per share              16,111,550

                           ROBERTSON-CECO CORPORATION

                                    Form 10-Q

                      For Quarter Ended September 30, 1998

                                      INDEX

PART I. FINANCIAL INFORMATION:

Item 1.    Financial Statements:

             Condensed Consolidated Balance Sheets --
                 September 30, 1998 and December 31, 1997....................3

             Condensed Consolidated Statements of Operations --
                 Three and Nine Months Ended September 30, 1998 and 1997.....5

             Condensed Consolidated Statements of Cash Flows --
                 Nine Months Ended September 30, 1998 and 1997...............7

             Notes to Condensed Consolidated Financial
                   Statements................................................8

Item 2.    Management's Discussion and Analysis of Financial

             Condition and Results of Operations............................12

PART II.   OTHER INFORMATION:

Item 1.    Legal Proceedings................................................16

Item 5.    Other Information................................................16

Item 6.    Exhibits and Reports on Form 8-K.................................16

Signatures..................................................................17

Exhibit Index...............................................................18

                          ITEM 1. FINANCIAL STATEMENTS
                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                    September 30    December 31
                                                         1998           1997
                                                    ------------    -----------
                             -- ASSETS--

CURRENT ASSETS:
    Cash and cash equivalents....................     $  23,465      $   19,461
    Accounts and notes receivable, net...........        29,370          28,249
    Inventories:
        Work in process..........................         6,636           5,327
        Material and supplies....................         8,843           8,375
                                                      ---------      ----------

        Total inventories........................        15,479          13,702

    Deferred taxes, current......................         7,109          15,688
    Other current assets.........................         1,035             557
                                                      ---------      ----------

        Total current assets.....................        76,458          77,657

PROPERTY - at cost...............................        51,728          49,408
    Less accumulated depreciation................       (25,322)        (22,902)
                                                      ---------      ----------

        Property, net............................        26,406          26,506

DEFERRED TAXES...................................        12,159          12,329
EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED BUSINESSES - NET....................        25,162          25,783
OTHER NON-CURRENT ASSETS.........................         1,066           1,269
                                                      ---------      ----------

    TOTAL ASSETS.................................     $ 141,251      $  143,544
                                                      =========      ==========


                   See Notes to Condensed Consolidated Financial Statements

                          ITEM 1. FINANCIAL STATEMENTS
                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     September 30    December 31
                                                           1998          1997
                        --LIABILITIES --

CURRENT LIABILITIES:

    Current portion of long-term debt............     $       -       $   5,000
    Accounts payable, principally trade..........        12,618          13,209
    Accrued payroll and benefits.................         7,314           7,525
    Other accrued liabilities....................        13,364          16,796
                                                      ---------        ---------

    Total current liabilities....................        33,296          42,530

LONG-TERM DEBT, less current portion.............             -          10,000
DEFERRED INCOME TAXES............................         5,874           5,891
OTHER LONG-TERM LIABILITIES......................        36,471          35,377
                                                      ---------        ---------

TOTAL LIABILITIES................................        75,641          93,798
                                                      ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Common stock, par value $0.01 per share......           161             161
    Capital surplus..............................       178,256         178,256
    Retained earnings (deficit)..................      (111,861)       (128,173)
    Deferred compensation........................          (136)           (160)
    Accumulated other comprehensive income.......          (810)           (338)
                                                      ---------        ---------

        Stockholders' equity.....................        65,610          49,746
                                                      ---------       ---------

           TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY..............     $  141,25        $143,544
                                                      ==========      ==========


                   See Notes to Condensed Consolidated Financial Statements


                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended         Nine Months Ended
                                                September 30               September 30
                                           ----------------------     ---------------------

                                             1998          1997         1998         1997
                                           ---------    ---------    ---------    ---------

NET REVENUES...........................  $    78,281    $  79,170    $ 214,987    $ 208,884

COSTS OF SALES .........................      61,808       64,496      170,857      169,810
                                           ---------    ---------    ---------    ---------

GROSS PROFIT ...........................      16,473       14,674       44,130       39,074

SELLING, GENERAL AND
    ADMINISTRATIVE .....................       6,263        5,748       18,026       17,395
                                           ---------    ---------    ---------    ---------

OPERATING INCOME .......................      10,210        8,926       26,104       21,679
                                           ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
    Interest expense ...................        (370)        (388)      (1,017)      (1,294)
    Other income - net .................         473          144        1,231          483
                                           ---------    ---------    ---------    ---------

                                                 103         (244)         214         (811)
                                           ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES .............      10,313        8,682       26,318       20,868
INCOME TAXES ...........................       4,028        3,103       10,006        7,794
                                           ---------    ---------    ---------    ---------

INCOME BEFORE EXTRAORDINARY
    ITEM ...............................       6,285        5,579       16,312       13,074

EXTRAORDINARY GAIN ON DEBT
    REDEMPTION .........................        --           --           --          4,568
                                           ---------    ---------    ---------    ---------

NET INCOME .............................   $   6,285    $   5,579    $  16,312    $  17,642
                                           =========    =========    =========    =========


                   See Notes to Condensed Consolidated Financial Statements


                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                        Three Months Ended              Nine Months Ended
                                               September 30                September 30
                                        -------------------------       ---------------
                                           1998            1997           1998        1997
                                        -----------     ---------       ---------  -------

RETAINED EARNINGS (DEFICIT)
    AT BEGINNING OF PERIOD ...........    $   (118,146)  $  (139,464)  $  (128,173)   $  (151,527)
NET INCOME ...........................           6,285         5,579        16,312         17,642
                                          ------------   -----------   -----------    -----------

RETAINED EARNINGS (DEFICIT)
           AT END OF PERIOD ..........    $   (111,861)  $  (133,885)  $  (111,861)   $ (133,885)
                                          ============   ===========   ===========    ===========

BASIC/DILUTED INCOME PER
  COMMON SHARE:
    Income before Extraordinary Item .   $        .39    $       .35   $     1.02           $.82
    Extraordinary Item ...............   $       --      $      --     $      --             .28
                                         ------------    -----------   -----------    -----------

NET INCOME ...........................   $        .39    $       .35   $     1.02    $      1.10
                                         ============    ===========   ===========    ===========

SHARES USED IN INCOME
   PER SHARE CALCULATION                       16,060         16,056       16,060         16,056
                                          ===========    ===========   ===========    ===========


                   See Notes to Condensed Consolidated Financial Statements



                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                                September 30
                                                            -----------------
                                                             1998         1997
                                                            ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before extraordinary item .......................   $ 16,312    $ 13,074
Adjustments to reconcile income before extraordinary
    item to net cash provided by (used for)
     operating activities:
    Depreciation and amortization ......................      3,921       3,355
    Deferred income taxes ..............................     10,006       7,794
    Changes in assets and liabilities:
        Increase in accounts and notes receivable ......     (1,121)    (10,018)
        (Increase) decrease in inventories .............     (1,777)        337
        Increase (decrease) in accounts payable ........       (591)      5,286
        Net changes in other assets and liabilities ....     (2,718)        164
                                                           --------    --------

    NET CASH PROVIDED BY OPERATING
        ACTIVITIES .....................................     24,032      19,992
                                                           --------    --------

    NET CASH USED FOR DISCONTINUED
        OPERATIONS .....................................     (2,112)     (1,804)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...................................     (2,916)     (5,357)
                                                           --------    --------
    NET CASH USED FOR INVESTING ACTIVITIES .............     (2,916)     (5,357)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings .......................    (15,000)    (11,481)
Payments of capitalized interest on 12% notes ..........       --          (338)
                                                           --------    --------
    NET CASH USED FOR FINANCING ACTIVITIES .............    (15,000)    (11,819)
                                                           --------    --------
    NET INCREASE IN CASH AND CASH
        EQUIVALENTS ....................................      4,004       1,012
    CASH AND CASH EQUIVALENTS -
        BEGINNING OF PERIOD ............................     19,461      12,225
                                                           --------    --------
    CASH AND CASH EQUIVALENTS -
        END OF PERIOD ..................................   $ 23,465    $ 13,237
                                                           ========    ========
SUPPLEMENTAL CASH FLOW DATA:
    Cash payments made for:
        Interest .......................................   $    845    $  1,587
                                                           ========    ========
        Income taxes ...................................   $   --      $   --
                                                                       ========

                   See Notes to Condensed Consolidated Financial Statements

                   ROBERTSON-CECO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.      BASIS OF PRESENTATION

        In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

        Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") was issued in June 1997 with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities and foreign currency translation adjustments). The dollar amount of the Company's adjustments required by SFAS No. 130 is not significant so there is not a significant difference between "traditional" net income and comprehensive income for the three and nine months ended September 30, 1998 and 1997.

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

3.      OTHER LIABILITIES

        Other accrued liabilities consisted of the following:


                                                            September 30         December 31
                                                                1998                1997
                                                            ------------         -----------

                                                                        (Thousands)

        Insurance liabilities ............................     $   1,528          $    3,560
        Warranty and backcharge
             reserves  ...................................         2,956               3,738
        Deferred revenues  ...............................           961                 524
        Accrued interest   ...............................            60                  60
        Other  ...........................................         7,859               8,914
                                                               ---------          ----------
                                                               $  13,364          $   16,796
                                                               =========          ==========

        Other long-term liabilities consisted of the following:

        Reserves Related to Sold or Discontinued Business -

          Insurance liabilities ..........................     $   5,752          $    3,453
          Environmental ..................................         4,329               4,792
          Federal Agreement settlement ...................         2,250               3,000
          Dispositions ...................................         5,937               5,315
          Other ..........................................        11,725              11,904
                                                               ---------          ----------
                                                               $  29,993          $   28,464
                                                               ---------          ----------
        Warranty and backcharges .........................         1,765               1,745
        All Other ........................................         4,713               5,168
                                                               ---------          ----------
                                                               $  36,471          $   35,377
                                                               =========          ==========

4.      DEBT

        On December 31, 1996, the Company entered into a new credit agreement ("Credit Agreement") with a group of banks. Under the terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20,000,000, due June 30, 2001 which was paid in full in September, 1998. At this date, the Company also reduced the amount available under the revolving credit and letter of credit facility from $25,000,000 to $15,000,000 maturing December 31, 2001. Up to $12,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of September 30, 1998, the borrowing base was approximately $31.1 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and the issuance of additional debt, amongst other matters. Under the terms of the Company's debt agreement, $28.0 million was available for dividends or repurchase of stock at September 30, 1998. The Company is in compliance with the provisions of the Credit Agreement.

        On January 15, 1997, the amounts outstanding on the 12% Senior Subordinated Notes ("12% Notes") and the 15.5% Subordinated Debentures ("15.5% Debentures") were redeemed utilizing proceeds from borrowing under the new term loan in the Credit Agreement plus available cash. Accordingly, in connection with the redemption of the 12% Notes and 15.5% Debentures in January, the Company recorded a gain of $4.6 million, net of taxes of $2.9 million, in the first quarter of 1997.

        As of September 30, 1998, the Company had outstanding letters of credit of approximately $9.5 million used principally to support insurance and bonding programs.

5.      COMMITMENTS AND CONTINGENCIES

        On March 3, 1995, the Company and its surety, Federal Insurance Company ("Federal"), entered into an agreement (the "Federal Agreement") under which Federal agreed to hold the Company harmless from certain claims pending in connection with one of the Company's former Fixed Price Custom Curtainwall projects. Under the terms of the Federal Agreement, Federal assumed control of the litigation and will also be the beneficiary of any affirmative claim which the Company may receive. As consideration for Federal's obligations, the Company assigned to Federal the $3,000,000 interest bearing promissory note received from the Company's sale of the Construction Group (the "Concrete Note"), and agreed to pay Federal $1,000,000 per year, in equal quarterly installments, for seven years without interest commencing March 24, 1995. As security for the payment obligations to Federal, the Company granted to Federal a security interest in all of the Company's assets and the purchaser delivered a financial guarantee insurance policy securing payment of the Concrete Note. The Federal Agreement provides that (i) at least 30% of the ownership of the common stock of the Company must be held jointly by the current Chairman of the Company, who currently controls approximately 1.6% of the outstanding common stock, and the current Chief Executive Officer of the Company, who currently controls approximately 65.4% of the outstanding common stock, and (ii) either or both must continue as Chief Executive Officer and/or Chairman of the Company. In the event such common stock ownership and executive officers are not maintained, the Company will be required to make immediate payment of the remaining unpaid settlement amount which was $3,250,000 at September 30, 1998.

        There are various other proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. The Company has recorded a liability related to litigation where it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated.

        The Company continues to be liable for liabilities associated with sold or discontinued businesses prior to the sale or disposition including, in certain instances, liabilities arising from Company self-insurance programs, unfunded pension liabilities, warranty and rectification claims, severance obligations, environmental clean-up matters, and unresolved litigation arising in the normal course of the former business activities. Management has made estimates as to the amount and timing of the payment of such liabilities which are reflected in the accompanying consolidated financial statements. Given the subjective nature of many of these liabilities, their ultimate outcome cannot be predicted with certainty. However, based upon currently available information, management does not expect that the ultimate outcome of such matters will have a material effect on the consolidated financial statements.

        The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At September 30, 1998, the Company has recorded reserves of approximately $6 million, representing management's and the third parties' best estimate of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that additional costs that could be incurred would have a material effect on the consolidated financial statements.

        With respect to the environmental clean-up matters, the Company has claimed coverage under its insurance policies for past and future clean-up costs related to certain sites for which the Company believes it is indemnified under its insurance policies. The insurer has refused to admit or deny coverage under the Company's policies. As a result, the Company has filed a complaint against the insurer seeking to recover past and future clean-up costs. It is not currently possible to predict the amount or timing of proceeds, if any, from the ultimate resolution of this matter.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Revenues for the third quarter of 1998 were $78.3 million, a decrease of $.9 million, or 1.1%, when compared to the third quarter of 1997. For the nine months ended September 30, 1998, revenues were $215.0 million compared to $208.9 million in 1997, an increase of $6.1 million, or 2.9%. Poor weather conditions earlier in the year are still having a negative impact on some locations causing some shipments to be delayed. Nevertheless, year-to-date sales were still favorable compared to 1997 as a result of good industry conditions combined with stronger pricing. Favorable revenue mix and lower discounts to customers experienced in 1998 have positively impacted margins. The Company's gross profit increased $1.8 million and $5.1 million for the three and nine months ended September 30, 1998, respectively, from the same periods in 1997. The gross margin increased from 18.5% in the third quarter of 1997 to 21.0% in 1998. For the nine months, the gross margin increased from 18.7% in 1997 to 20.5% in 1998.

Selling, general and administrative expenses ("S,G & A") increased $.5 million in the third quarter of 1998 compared to the third quarter of 1997 and year-to-date S,G & A has increased $.6 million from the same nine month period in 1997. Increased bad debt expense and the addition of temporary resources to complete several high priority systems projects have contributed to the quarter-to-date and year-to-date increases.

The combination of increased margins partially offset by increased selling, general and administrative expenses, resulted in operating income of $10.2 million for the three months ended September 30, 1998, compared to $8.9 million in 1997, a 14.4% increase. For the nine months ended September 30, 1998, operating income was $26.1 million compared to $21.7 million for the same period ended 1997, a 20.4% increase.

Interest expense remained constant for the three months ended September 30, 1998 and 1997 at $.4 million. For the nine months ended September 30, 1998, interest expense declined $.3 million from the same period in 1997 to $1.0 million. The Company had both lower average borrowings and lower interest rates during the 1998 period. For the quarter ended September 30, 1998, these favorable impacts were offset by additional debt amortization expense associated with paying off the term-loan in September, 1998. Other income-net consists almost entirely of interest income and increased $.3 million and $.7 million for the three and nine months ended September 30, 1998, respectively, from the same periods in 1997. This increase is the direct result of higher average cash balances between years.

Income before extraordinary item was $6.3 million, $.39 per share, during the three months ended September 30, 1998 compared to $5.6 million, $.35 per share, in the same period in 1997. For the nine months ended September 30, 1998 and 1997, income before extraordinary item was $16.3 million and $13.1 million, or $1.02 per share and $.82 per share, respectively. Increased customer demand, better pricing, lower interest costs and higher interest income all contributed to the 1998 favorable results compared to last year.

Net income was $6.3 million, $.39 per share, for the three months ended September 30, 1998 as compared to $5.6 million, $.35 per share, in the 1997 period. For the nine months ended September 30, 1998, net income was $16.3 million, $1.02 per share, as compared to $17.6 million, $1.10 per share, for the same period ended 1997. The 1997 amount includes a $4.6 million, $.28 per share, extraordinary gain, net of income taxes, representing the reduction in accrued interest on the Company's 12% Notes when these notes were redeemed in January 1997.

Backlog of Orders

At September 30, 1998 the backlog of unfilled orders believed to be firm was approximately $90.8 million compared to a backlog of $92.1 million at September 30, 1997 and $72.7 million at December 31, 1997.

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

Liquidity and Capital Resources

During the nine months ended September 30, 1998, the Company generated $24.0 million of cash from its operating activities compared to $20.0 million during the same period in 1997. Operating cash flow in 1998 benefited from pre-tax income of $26.3 million which was partially offset by uses of cash primarily associated with working capital requirements to support increased sales and the Company's efforts to take advantage of early payment discounts.

During the nine months ended September 30, 1998, the Company spent approximately $2.1 million related to discontinued operations. In June, 1998, the Company settled a large general liability claim associated with one of the Company's discontinued operations.

The Company spent $2.9 million on capital expenditures during the first nine months of 1998 directed toward upgrading and improving manufacturing equipment.

The Company paid down $2.5 million of debt during the six months ended June 30, 1998 per the terms of the Credit Agreement. In September 1998, the remaining term loan balance of $15.0 million was paid and availability under the revolving credit was reduced to $15 million. See Note 4.

The Company's credit facility has current maximum availability of $15.0 million and expires on December 31, 2001. Availability under the $15 million revolving credit portion of the Credit Facility is based on a percentage of eligible accounts receivable and inventory. At September 30, 1998, the Borrowing Base was estimated to be $31.1 million. As collateral under the Credit Facility, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries, as defined. The Company had unused availability under the Credit Facility of $5.5 million at September 30, 1998. The Company reduced its letters of credit balance from approximately $10.2 million as of June 30, 1998 to $9.5 million as of September 30, 1998.

Year 2000

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The company has assessed its computer equipment and business computer systems, and is in the process of assessing its manufacturing equipment and facilities with embedded systems to prepare for the Year 2000.

Management believes the modifications of its business computer systems will be completed in adequate time to enable proper processing of transactions relating to the Year 2000 and beyond. The anticipated date of completion of these modifications is May 1999. Expenditures for this process approximate $1.9 million to date, and the Company has budgeted an additional $.5 million for completion. Until the assessment of manufacturing equipment and facilities has been completed, it is impossible to determine, with any degree of certainty, the timetable for completion of potential modifications or related costs. However, preliminary observations of equipment and facilities which could create an element of Year 2000 risk indicate that costs of possible modifications would not be material and would be completed in adequate time to minimize any significant Year 2000 risks.

While the Company believes that its efforts will adequately address its internal Year 2000 concerns, there are key risk factors associated with the Year 2000 that the Company cannot directly control, primarily the readiness of its customers, key suppliers, public infrastructure suppliers and other vendors. The Company is in the process of communicating with key third parties to assess their Year 2000 readiness. Because the market for the Company's products is comprised of numerous customers with a variety of sizes and levels of sophistication, the noncompliance with Year 2000 of any one would not have a detrimental impact on the Company's financial position or results of operations. Based upon the Company's findings relating to the compliance status of its significant suppliers, the Company will establish contingency plans which will involve identification of alternative sources of supply, developing business resumption plans, and evaluating alternative manual processes. Actions may be as simple as locating an alternative material vendor who is Year 2000 compliant, or as complex as curtailing operations in one or more locations due to lack of electrical power.

The Company cannot predict the likelihood of a significant disruption of its customer's or suppliers' businesses or of the economy as a whole, either of which could have a material adverse impact on the Company.

"Safe Harbor" Provisions

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

The Company cautions that the foregoing list of important factors is not inclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

                                            ROBERTSON-CECO CORPORATION
                                            ------------------------------------
                                                      (Registrant)

                      By:                 /s/ Patrick G. McNulty
                                          -----------------------------
                                          Patrick G. McNulty
                                          Corporate Controller

November 13, 1998

                                  ROBERTSON-CECO CORPORATION
                                        EXHIBIT INDEX

EXHIBIT 11 -         Computation of Earnings Per Common Share

EXHIBIT 27 -         Financial Data Schedule