Form 10-K405
period 1998-12-31
ROBERTSON CECO CORP
filed 1999-03-26
CIK 868635

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

Annual report ("Report") pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

Commission file number 1-10659

                           ROBERTSON-CECO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                           36-3479146
   ---------------------------------             ------------------
     (State or other jurisdiction                  I.R.S. Employer
   of incorporation or organization)             Identification No.

5000 Executive Parkway, Ste. 425, San Ramon, California               94583
-------------------------------------------------------         ---------------
            (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:               925-543-7599
                                                                ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                         ON WHICH REGISTERED
       -------------------                       -------------------------

Common Stock, par value, $0.01 per share           New York Stock Exchange
----------------------------------------         --------------------------


Securities registered pursuant to Section 12(g) of the Act:  None


--------------------------------------------------------------------------------

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $43,425,788 based upon the closing sales price of Registrant's common stock on the New York Stock Exchange on March 16, 1999. (The value of shares of common stock held by executive officers and directors of the Registrant and their affiliates has been excluded.)

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

        As of March 16, 1999, 16,096,550 shares of common stock of the Registrant were outstanding.

        Portions of the Registrant's definitive proxy statement for Registrant's 1999 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of Registrant's fiscal year covered by this report ("Report") are incorporated by reference into Part III.


                           ROBERTSON-CECO CORPORATION

                                Table of Contents

                                     PART I


                                                                                                                   Page


Item 1.           Business....................................................................................      3

Item 2.           Properties..................................................................................      5

Item 3.           Legal Proceedings...........................................................................      5

Item 4.           Submission of Matters to a Vote of Security Holders.........................................      6

Item 4.1          Executive Officers of the Registrant........................................................      6

                                                                PART II


Item 5.           Market for the Registrant's Common Stock and Related
                    Stockholder Matters.......................................................................      7

Item 6.           Selected Financial Data.....................................................................      8

Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................................................     10

Item 7A.          Quantitative and Qualitative Discussions about Market Risk..................................     14

Item 8.           Financial Statements and Supplementary Data.................................................     15

Item 9.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure....................................................     33

                                                               PART III


Item 10.          Directors and Executive Officers of the Registrant..........................................     34

Item 11.          Executive Compensation......................................................................     34

Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management............................................................................     34

Item 13.          Certain Relationships and Related Transactions..............................................     34

                                                                PART IV


Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K.......................................................................     35

                  Signatures..................................................................................     36


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

         After the Combination, the Company and its subsidiaries operated in four business segments: (1) the Metal Buildings Group, which operated primarily in North America and is engaged in the manufacture, sale and installation of custom engineered metal buildings for commercial and industrial users; (2) the Building Products Group, which operated on a worldwide basis and was engaged in the manufacture, sale and installation of non-residential building components, including wall, roof and floor systems; (3) the Door Products Group which operated primarily throughout the United States and was engaged in the manufacture and distribution of metal, wood and fiberglass doors and frames for commercial and residential markets; and (4) the Concrete Construction Group, which operated throughout the United States and was engaged in the provision of subcontracting services for forming poured-in-place, reinforced concrete structures.

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

         In November 1993, the Company sold its Building Products subsidiary located in the United Kingdom. During the fourth quarter of 1994, the Company sold its remaining U.S. Building Products operation and the Cupples Products Division, which manufactured curtainwall systems, and commenced a plan to sell or dispose of its remaining European Building Products operations. In 1995, the Company sold its subsidiaries located in Holland and Spain and sold the Concrete Construction Group to a company which is controlled by the Company's Chief Executive Officer. In 1996, the Company sold its subsidiary located in Norway and its Building Products operations located in Australia, Northeast Asia and Southeast Asia. The Canadian Building Products business was closed in 1998.

         For accounting purposes, the Door Products Group, Concrete Construction Group and the Building Products Group were each considered separate business segments. Accordingly, the Company's Consolidated Financial Statements were reclassified to reflect these businesses as discontinued operations.

         In addition to the sale of and exit from the businesses discussed above, a series of other operational and financial restructuring actions were taken during the past several years, including downsizing the corporate office, closing or selling metal building plants and redistributing manufacturing operations and equipment from closed operations, consolidating and improving capacity and cost control at the remaining plants, reducing work force levels, and redefining management and operating policies.


METAL BUILDINGS GROUP

        Today, the operations of the Company consist solely of the Metal Buildings Group. The Metal Buildings Group consists of three custom engineered metal building operations: Ceco Building Systems, Star Building Systems, and H.
H. Robertson Building Systems (Canada). Custom engineered metal buildings account for a significant portion of the market for nonresidential low-rise buildings under 150,000 sq. ft. in size that are built in North America. Historically aimed at the one-story small to medium building market, the use of the product is expanding to large (up to 1 million sq. ft.), more complex, and multi-story (up to 4 floors) buildings. The product provides the customer with a custom designed building which generally is lower cost than conventional construction and faster from concept to job completion.

         The Company's metal building systems are manufactured at five U.S. plants with one located in each of California, Mississippi and North Carolina and two in Iowa. The Company has one plant outside of the U.S. located in Ontario, Canada. The buildings are primarily sold through builder/dealer networks located throughout the United States and Canada. In addition to sales in North America, the Company sells its buildings to the Asian market. Buildings are distributed to the Asian Market through a network of domestic and international builders.

         The principal materials used in the manufacture of custom engineered metal buildings are hot and cold rolled steel products that are readily available from many sources. The buildings consist of three components: primary structural steel, secondary structural steel and cladding. The buildings are erected by the builder/dealer network supplemented by subcontractors and, in certain cases, by Company erection crews.

         The Company considers all aspects of its business to be highly competitive and faces competition from many other manufacturers. Price, delivery and service are the primary competitive features in this market. The Company's business is both seasonal and cyclical in nature and, as a consequence, has certain working capital needs which are characteristic of the metal buildings industry. At times of increased construction activity, the Company has a need for increased working capital which is funded by available cash. Since the Company operates in the industrial and commercial building sectors, primarily in North America, the Company's results are heavily influenced by the growth in such economies, interest rates and credit available to builders, developers and the ultimate owners of the Company's buildings.


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


INVENTORY AND BACKLOG

         Virtually all sales of custom engineered metal buildings are for specific projects, and the Company maintains a minimum inventory of finished products. Shipments of custom engineered metal buildings are generally made directly from the manufacturing plant to the building sites. Most raw materials are steel-related materials which are susceptible to price increases, especially during periods of strong economic growth. Historically, the Company and the companies with which it competes have been successful in passing on such price increases to customers.

         Due to the wide availability of necessary raw materials and the relatively short delivery lead times, the Company generally has been able to minimize its risk with respect to price increases in the raw materials used to manufacture its products. To the extent that the Company quotes a fixed-price sales contract and has not locked in the related cost of the raw materials, the Company is at risk for price increases in such raw materials. Additionally, during times of declining demand, selling prices tend to be adversely affected, and the Company may not experience similar declines in material costs.

         Backlog is determined based upon receipt of a contract or purchase order from the customer. The Company reduces its backlog upon recognition of revenue. At December 31, 1998, the backlog of unfilled orders believed to be firm was approximately $69.3 million compared with $72.7 million at December 31, 1997. The December 31, 1998 backlog is expected to be executed in 1999.

PATENTS

         The Company owns a number of patents with varying expiration dates extending beyond the year 2000. None of these patents are believed to be a major factor in the competitive position of the Company.


EMPLOYEES

         At December 31, 1998, the Company employed approximately 1,450 persons and was a party to collective bargaining agreements with labor unions covering approximately 173 employees. Work stoppages are a possibility in connection with the negotiation of collective bargaining agreements, although the Company believes that its employee relations are generally satisfactory.


ITEM 2.         PROPERTIES
                ----------


         The Company owns and operates six manufacturing plants. The listing below identifies the locations of those facilities. The productive capacities of these plants are considered adequate to serve the Company's business needs at a volume at least equal to that achieved in 1998.

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


ENVIRONMENTAL MATTERS

         The Company's current and prior manufacturing activities use materials classified as hazardous substances and have generated and continue to generate materials classified as hazardous wastes. The Company devotes considerable resources to compliance with legal and regulatory requirements relating to (a) the use of these materials, (b) the proper disposal of such materials classified as hazardous wastes, (c) the protection of the environment, and (d) clean-ups at various sites. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and such liability can be reasonably estimated. However, no assurance can be given that discovery of new facts and the application of the legal and regulatory requirements to those facts would not be material and would not change the Company's estimate of costs it could be required to pay in any particular situation.

         The Company has completed its investigation of two owned disposal sites in Beaver County, Pennsylvania formerly used by Robertson to dispose of plant wastes from a former Building Products manufacturing facility. The Company has completed its remedial efforts at one site and has recently submitted a Notice of Intent to remediate the second site to the Pennsylvania Department of Environmental Protection ("PDEP") pursuant to the Pennsylvania Land Recycling and Environmental Remediation Standards Act (Act 2).

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


ITEM 4.1.         EXECUTIVE OFFICERS OF THE REGISTRANT
                  ------------------------------------


         The following table sets forth certain information regarding the executive officers of the Company as of March 26, 1999.

Name                       Age     Position
----                       ---     --------

Andrew G. C. Sage, II      73      Chairman
Michael E. Heisley, Sr.    62      Chief Executive Officer
E.A. Roskovensky           53      President and Chief Operating Officer
Ronald D. Stevens          55      Executive Vice President, Chief Financial
                                      Officer and Secretary

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

        Mr. Heisley is Chief Executive Officer (since December 1993) of the Company. Mr. Heisley is Chairman of the following companies: Davis Wire
Corporation (since 1991), a manufacturer of steel wire and Tom's Foods, Inc. (since 1993), a manufacturer and distributor of snack food. Mr. Heisley is Chief Executive Officer of The Heico Companies, L.L.C. (since 1979). He is also Chief Executive Officer of Heico Holding Inc., formerly Pettibone Corporation, (since
1988), a diversified manufacturing company, and a director of Tom's Foods, Inc. and Envirodyne, Inc. (since 1994).

        Mr. Roskovensky is President and Chief Operating Officer (since November
1994) of the Company. Prior to being elected President, Mr. Roskovensky served the Company as President of the Company's Metal Buildings Group (from February
1994). He is also the President and Chief Executive Officer of Davis Wire Corporation (from 1991), a manufacturer of steel wire.

        Mr. Stevens is Executive Vice President and Chief Financial Officer (since October 1996) and Secretary (since February 1999) of the Company. Prior to being elected Chief Financial Officer, Mr. Stevens was a Principal/Owner of Productivity Consulting Group, Inc. (from January 1991 to October 1996).

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  ------------------------------------------------------------
                                     MATTERS
                                     -------


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


                                               High                 Low
                                               ----                 ---
Calendar 1998
  First Quarter   .......................      $    11              $    8 1/4
  Second Quarter  .......................           11                   9 3/16
  Third Quarter   .......................           10 3/16              8 1/8
  Fourth Quarter  .......................            8 5/8               7 1/4

Calendar 1997
  First Quarter   .......................      $     8 1/8          $    7 1/8
  Second Quarter  .......................            8 1/2               7 1/4
  Third Quarter   .......................           12                   8
  Fourth Quarter  .......................           11 7/8               8 3/4


         There were approximately 2,175 holders of record of the Company's Common Stock as of March 16, 1999. Included in the number of stockholders of record are stockholders who held shares in "nominee" or "street" name. The closing price per share of the Company's Common Stock on March 16, 1999, as reported under the NYSE Composite Transaction Reporting System, was $8-7/16.

ITEM 6.           SELECTED FINANCIAL DATA
                  -----------------------

         Set forth below is historical financial data for each of the five years in the period ended December 31, 1998. This data has been derived from the audited consolidated financial statements of the Company for such periods, some of which are presented elsewhere herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Report.


Operations Data (a):
(In thousands, except per share data)
                                                                                Year Ended December 31
                                         ------------------------------------------------------------------------
                                             1994            1995            1996          1997           1998
                                         ------------    ------------    -----------  -------------  ------------

Net revenues   .........................    $ 251,584        $264,983       $255,893       $288,151       $294,802
Cost of sales ..........................      213,948         218,285        201,478        233,284        234,913
                                           ----------        --------       --------        -------       --------
Gross profit  ..........................   $   37,636       $  46,698      $  54,415       $ 54,867       $ 59,889
Selling, general and
    administrative......................       31,910          30,844         27,549         24,126         24,651
Restructuring    ......................         2,075         -               -               -              -
                                           ----------        --------       --------        -------       --------

Operating income    ....................   $     3,651      $  15,854      $  26,866       $ 30,741       $ 35,238
Interest expense  ......................       (4,164)         (4,335)        (4,166)        (1,659)        (1,062)
Other income, net   ....................          346             828            841            904          1,990
                                           ----------        --------       --------        -------       --------

Income (loss) from continuing
 operations before income
 taxes ................................   $      (167)      $  12,347      $  23,541       $ 29,986       $ 36,166
Provision (credit) for taxes
 on income  (c) ........................        -               -            (29,067)        11,200         13,647
                                           ----------        --------       --------        -------       --------

Income (loss) from
 continuing operations  ...............   $      (167)      $  12,347      $  52,608       $ 18,786       $ 22,519
Discontinued operations (b)  ...........      (21,593)        (15,888)         -             -            -
Extraordinary gain (loss) on
 debt  .................................           -            -             (1,315)         4,568       -
                                           ----------        --------       --------        -------       --------
Net income (loss)  .....................    $ (21,760)      $ ( 3,541)     $  51,293       $ 23,354       $ 22,519
                                            =========       =========      =========       ========       ========

Basic/Diluted earnings (loss) per common share:
  Continuing operations   ..............  $      (.01)$        .77      $       3.28    $     1.17      $     1.40
  Discontinued operations (b) ..........        (1.37)          (.99)         -             -                -
  Extraordinary item ...................         -             -               (.08)            .28          -
                                           ----------        --------       --------        -------       --------
Net income (loss) per
    common share   .....................  $     (1.38)$      (.22)      $       3.20     $     1.45     $     1.40
                                          ===========      ==========      =========       ========      =========

Weighted average number of
 common shares outstanding .............       15,808          15,932         16,017         16,056         16,060
                                          ===========      ==========      =========       ========      =========

Cash dividends declared per
 common share    .......................           -             -             -               -              -
                                          ===========      ==========      =========       ========      =========




Balance Sheet Data (a):
(Thousands)
                                                                                   December 31
                                           ---------------------------------------------------------------------
                                               1994           1995             1996          1997         1998
                                           ------------   -----------      ----------   -----------  -----------
Working capital  .......................  $     9,826     $        88      $   2,603    $   35,127   $   51,063
Total assets     .......................      137,400         108,479        143,914       143,544      149,991
Long-term debt (current
  portion)       .......................          134            -             7,455         5,000         -
Long-term debt (excluding
  current portion)......................       43,421          40,530         20,000        10,000         -
Stockholders' equity
  (deficiency)   .......................      (35,693)        (29,994)        26,244        49,746       71,972
                                          ===========      ==========     ==========     =========    =========




(a) The consolidated statements of income are reclassified to reflect the operating results of the Concrete Construction Group (measurement date was December 1994) and the Building Products Group (measurement date was December 1995) as discontinued operations. Accordingly, the income and expense amounts of such business segments prior to the respective measurement dates are classified as a single line item within discontinued operations. For purposes of the consolidated balance sheets, the net assets and liabilities of such business segments, including any loss provisions, were recorded net as of the measurement dates.

(b) Losses from discontinued operations are reported net of income tax expense (benefit) of $256,000 and $(400,000) in 1994 and 1995, respectively.

(c) In the third quarter of 1996, the Company recorded tax assets of $31 million, or $1.93 per share, reflecting future benefits of the Company's net operating loss carryforwards and other tax timing differences. Had 1996 been reported with a full tax provision, income from continuing operations before extraordinary gain/(loss) would have been approximately $14.4 million, or $.89 per share.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 ---------------------------------------------------------------
                 RESULTS OF OPERATIONS
                 ---------------------


RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

          Revenues for 1998 were $294.8 million compared to $288.2 million a year ago, a 2.3% increase. The Company entered 1998 with a strong backlog, and order inflow continued at an excellent level throughout the year reflecting continued good industry conditions. Weather conditions in the winter months delayed shipments until later in the year. Beginning late in the second quarter and throughout the third quarter, the Company was operating at or near capacity at most plants preventing shipments from catching up with the losses due to delays earlier in the year. Fourth quarter volumes were higher than normal as our deliveries continued their catch up from earlier. Revenue gains were experienced in each market of the business except the West Coast and Canada. A slowdown in the Canadian economy caused revenues in this location to decline approximately 7% from 1997. Tariffs in the Far East continue to reduce the amount of export business for the West Coast operation, and the California construction economy is still catching up with growth rates experienced in the rest of the Company's regions.

          Favorable revenue mix and lower discounts to customers caused gross margins to increase from 19.0% last year to 20.3% in 1998. In 1997, the Company had higher revenue from products that are supplied to customers but manufactured by others, which generally provide lower margins to the Company, but are necessary to meet competitive demands. In 1997, there were also higher revenues from erection and subcontract activities where the margins are not as high.

          Operating margins improved from 10.7% in 1997 to 12.0% in 1998. Selling, general, and administrative ("S,G & A") costs remained steady at 8.3% of revenues in 1997 and 1998.

          Income before taxes further improved in 1998 from 1997 as a result of reduced interest expense and increased interest income. Interest expense declined $.6 million from 1997 due to lower interest rates in 1998 combined with lower debt balances as the term loan was paid in full in September 1998. The Company experienced higher interest income reflecting higher average cash balances.

          For the year, income before taxes was $36.2 million compared to $30.0 million in 1997. This represents a 20.6% increase between years resulting from favorable revenue mix, lower discounts to customers, increased interest revenue, and reduced borrowing expenses. Pretax income increased to 12.3% of revenues compared to 10.4% last year. The effective tax rate was somewhat higher because of lower Canadian income on which no tax has been recognized due to past operating losses.

          Net income in 1997 includes an extraordinary item related to the debt refinancing. The Company recorded a $4.6 million credit eliminating the previously recorded accrued interest on the 12% debentures that were redeemed in January 1997.

          At December 31, 1998 the backlog of unfilled orders believed to be firm was approximately $69.3 million compared to $72.7 million at December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

          Revenues for 1997 were $288.2 million compared to $255.9 million in 1996, a 12.6% increase. The increase in revenues was essentially equal to the growth rate experienced by the metal buildings' industry overall. The Company entered 1997 with a strong backlog, and order inflow continued at an excellent level throughout the year. Additionally, the Company benefited from the first full year of utilization of plant capacity additions made over the previous two years. Revenue gains were experienced in each market of the business except the West Coast. New tariffs in the Far East reduced the amount of export business for that operation, and the California construction economy continued to catch up with growth rates in the rest of the Company's regions. Competitive pricing experienced in all regions partially reduced the revenue benefits from increased volumes. Several competitors added capacity over the previous two years, and their efforts to fill their plants resulted in a difficult pricing environment. This affected the Company's margins as discussed below.

          The price pressures experienced in the first three quarters along with an unfavorable product mix caused gross margins to decline from 21.3% in 1996 to 19.0% in 1997. Margins began to improve toward the end of 1997 as companies in the industry were operating at or near capacity, but this improvement was not enough to make up for the margin points lost in the early part of the year. In 1997, the Company also had higher revenue from products that are supplied to customers but manufactured by others, which are generally at a lower margin to the Company and are necessary to meet competitive demands. There were also higher revenues from erection and subcontract activities where the margins are not as high.

          Despite the gross margin decline, operating margins improved from 10.5% in 1996 to 10.7% in 1997. S,G & A costs declined to 8.4% of revenues in 1997 from 10.8% in 1996. In 1997, the Company realized a full year's benefit from the relocation of the corporate office in 1996 and reduced relocation and other transitional costs. In 1997, there were additional savings in salary and benefit costs due to reduced corporate staff. The costs of post retirement plans, which continue despite the plans being frozen or scaled back, declined by $.6 million. In addition, several major systems efforts of the past few years concluded, and, correspondingly, development costs were reduced.

          A major factor in the improved pretax results in 1997 was the substantial reduction in interest and other financing costs achieved during the year. These costs were down $2.5 million from 1996. This was a result of the debt refinancing completed in January 1997, with a new revolving credit and term loan agreement significantly lowering borrowing and letter of credit costs. The Company also changed its surety bonding source, reducing bonding costs. Total borrowings were reduced by approximately $12 million during the year.

          For the year, pretax income was $30.0 million compared to $23.5 million in 1996. This represented a 27.4% increase between years resulting from increased revenues, reduced S, G & A costs and reduced borrowing expenses. Pretax income increased to 10.4% of revenues compared to 9.2% in 1996.

          In the third quarter of 1996, the Company recorded tax assets reflecting the future tax benefits of the Company's net operating loss carryforwards and tax timing differences. Thus, 1996 had a net tax credit of $29.1 million representing this tax benefit partially offset by a provision for taxes in the last quarter of 1996. Throughout 1997, the results have reflected a full tax charge at the Company's effective tax rate on income. This results in income before extraordinary items declining from $52.6 million in 1996 to $18.8 million in 1997. However, had 1996 been reported with a full tax charge as in 1997, income before extraordinary items for that year would have been approximately $14.4 million, or $.89 per share.

          Net income for each year reflects an extraordinary item related to the debt refinancing. In 1996, a $1.3 million net charge was recorded to write-off the remaining deferred debt issuance costs and prepayment penalties on a portion of the debt. In 1997, the Company recorded a $4.6 million credit eliminating the previously recorded accrued interest on the 12% debentures that were redeemed in January 1997.

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

          The Company has been identified as a potentially responsible party by Federal and state authorities for clean-up at various waste disposal sites. The Company has engaged appropriate third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. Although it is difficult to reasonably quantify future environmental expenditures, the Company has accrued environmental and clean-up costs of a non-capital nature when it is both probable that a loss has been incurred and the amounts can be reasonably estimated. As of December 31, 1998, the Company recorded reserves for environmental matters of approximately $5.3 million. Based upon currently available information, including the reports from third parties, management does not believe any loss in excess of the amounts accrued would be material to the consolidated financial statements.

          With respect to the environmental clean-up matters, the Company has claimed coverage under its insurance policies for past and future clean-up costs related to certain sites for which the Company believes it is entitled to defense and indemnification under its insurance policies. The insurer has refused to admit or deny coverage under the Company's policies. As a result, the Company has filed a complaint against the insurer seeking to recover the past and future clean-up costs. It is not currently possible to predict the amount or timing of proceeds, if any, from the ultimate disposition of this matter.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, the Company generated approximately $41.8 million in cash from its operating activities compared to $30.5 million in 1997. A major part of this increase was the $6.2 million increase in pretax income. The Company paid no cash income taxes in 1998 and 1997. Good cash collections coupled with a decrease in inventory on hand also contributed to the increase in cash. Depreciation was up slightly from the prior year reflecting capital expenditures made in the last few years.

The Company's available net operating losses for Federal income tax purposes will be utilized during 1999. In 1999 and future years, the Company expects to pay Federal income taxes. The sheltering of the Company's income through loss carryforwards generated cash of $13.6 million and $11.2 million in 1998 and 1997, respectively.

Expenditures related to discontinued operations were consistent in 1997 and 1998. Most of the cash flow in both years was related to payments on cleanup of environmental sites and resolving worker's compensation and general liability cases from sold businesses. Expenditures for these matters are dependent on several factors including construction activity at the cleanup sites and the ability to settle litigation on favorable terms. The Company's reserves for these matters are approximately $25 million. Management will continue to pursue settlement of these matters where possible and where favorable resolution can be accomplished.

Cash spent for additions to the Company's plant and equipment was $5.1 million. Some expenditures at existing plants were delayed pending further analysis related to the Company's new Tennessee plant. These expenditures will be made in 1999 and subsequent years along with additional spending to improve productivity at the Company's existing plants. We expect 1999 capital expenditures to be at higher levels than the Company has experienced in the last several years.

Available cash was used to eliminate the Company's term debt in 1998. Approximately $8.4 million of letters of credit were outstanding at December 31, 1998, most of which related to the Company's self insurance programs. Also, approximately $1.5 million of performance and other bonds were outstanding. Should there be a need for additional liquidity, the Company has available a $15 million revolving credit agreement of which a maximum of $12 million can be used to support letters of credit.

YEAR 2000

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company has assessed its computer equipment and business computer systems and is in the process of assessing its manufacturing equipment and facilities with embedded systems to prepare for the Year 2000.

Management believes the modifications of its business computer systems will be completed in adequate time to enable proper processing of transactions relating to the Year 2000 and beyond. The anticipated date of completion of these modifications is May 1999. Expenditures for this process approximate $2.0 million to date, and the Company has budgeted an additional $.7 million for completion. Until the assessment of manufacturing equipment and facilities has been completed, it is impossible to determine, with any degree of certainty, the timetable for completion of potential modifications or related costs. However, preliminary observations of equipment and facilities which could create an element of Year 2000 risk indicate that costs of possible modifications would not be material and would be completed in adequate time to minimize any significant Year 2000 risks.

While the Company believes that its efforts will adequately address its internal Year 2000 concerns, there are key risk factors associated with the Year 2000 that the Company cannot directly control, primarily the readiness of its customers, key suppliers, public infrastructure suppliers and other vendors. The Company is in the process of communicating with key third parties to assess their Year 2000 readiness. Because the market for the Company's products is comprised of numerous customers with a variety of sizes and levels of sophistication, the noncompliance with Year 2000 of any one would not have a detrimental impact on the Company's financial position or results of operations. Based upon the Company's findings relating to the compliance status of its significant suppliers, the Company will establish contingency plans which will involve identification of alternative sources of supply, development of business resumption plans, and evaluation of alternative manual processes. Actions may be as simple as locating an alternative material vendor who is Year 2000 compliant, or as complex as curtailing operations in one or more locations due to lack of electrical power.

The Company cannot predict the likelihood of a significant disruption of its customers' or suppliers' businesses or of the economy as a whole, any of which could have a material adverse impact on the Company.

This is a Year 2000 Readiness Disclosure Statement within the meaning of the Year 2000 Information and Readiness Disclosure Act (P.L.105 - 271).

"SAFE HARBOR" PROVISIONS

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. This Annual Report on Form 10-K contains forward-looking statements made in good faith by the Company pursuant to these "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In connection with these "safe harbor"
provisions, the Company identifies important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

The Company's business operates in a highly competitive market and is subject to changes in general economic conditions, raw material pricing, competition, changes in customer preferences, foreign exchange rate fluctuations, the degree of acceptance of new product introductions, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

Developments in any of these areas could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

The Company cautions that the foregoing list of important factors is not inclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK
                  ----------------------------------------------------------

          Not Applicable

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------


                           ROBERTSON-CECO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                          For the Years Ended December 31
                                                               -------------------------------------------
                                                                 1996             1997               1998

NET REVENUES  .............................................     $255,893         $288,151         $294,802

COST OF SALES  ............................................      201,478          233,284          234,913
                                                               ---------        ---------        ---------

GROSS PROFIT  .............................................       54,415           54,867           59,889

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES  .............       27,549           24,126           24,651
                                                               ---------        ---------        ---------

OPERATING INCOME ..........................................       26,866           30,741           35,238
                                                               ---------        ---------        ---------

OTHER INCOME (EXPENSE):
     Interest expense  ....................................       (4,166)          (1,659)          (1,062)
     Other income - net  ..................................          841              904            1,990
                                                               ---------        ---------        ---------
                                                                  (3,325)            (755)             928
                                                               ---------        ---------        ---------

INCOME BEFORE PROVISION (CREDIT) FOR TAXES ON INCOME ......       23,541           29,986           36,166

PROVISION (CREDIT) FOR TAXES ON INCOME                           (29,067)          11,200           13,647
                                                                ---------        ---------        ---------

INCOME BEFORE EXTRAORDINARY ITEM  .........................       52,608           18,786           22,519

EXTRAORDINARY GAIN (LOSS) ON DEBT REDEMPTION ..............       (1,315)           4,568            -
                                                               ----------       ---------        ---------

NET INCOME    ............................................      $ 51,293         $ 23,354         $ 22,519
                                                               =========        =========         ========

BASIC/DILUTED EARNINGS PER COMMON SHARE

INCOME BEFORE EXTRAORDINARY ITEM...........................     $   3.28         $   1.17         $   1.40

EXTRAORDINARY ITEM  .......................................         (.08)             .28                -
                                                               ----------       ---------        ---------

NET INCOME    ...........................................       $   3.20         $   1.45         $   1.40
                                                               =========        =========         ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
         OUTSTANDING  .....................................       16,017           16,056           16,060
                                                               =========        =========         ========







                                            See Notes to Consolidated Financial Statements.



                                                      ROBERTSON-CECO CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                                            (In thousands)


                                                                                                    December 31
                                                                                            --------------------------
                                                                                            1997                1998
                                                                                            ----                ----

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents  ......................................................       $ 19,461         $  38,203
     Accounts and  notes receivable, less allowance
       for doubtful accounts:  1997, $1,690; 1998, $1,795  ...........................         28,249            29,878
     Inventories  ....................................................................         13,702            11,518
     Deferred taxes, current  ........................................................         15,688             4,476
     Other current assets  ...........................................................            557               621
                                                                                             --------         ---------
         Total current assets  .......................................................         77,657            84,696
                                                                                             --------         ---------

PROPERTY, PLANT AND EQUIPMENT - AT COST:
     Land   ..........................................................................          1,654             1,654
     Buildings and improvements  .....................................................         11,136            11,550
     Machinery and equipment  ........................................................         33,037            38,309
     Construction in progress  .......................................................          3,581             1,596
                                                                                             --------         ---------
                                                                                               49,408            53,109
     Less accumulated depreciation  ..................................................        (22,902)          (25,900)
                                                                                             --------         ---------
         Property, Plant and Equipment - net .........................................         26,506            27,209
                                                                                             --------         ---------

EXCESS OF COST OVER NET ASSETS OF ACQUIRED
     BUSINESSES, LESS ACCUMULATED AMORTIZATION:
     1997, $6,741; 1998, $7,569  .....................................................         25,783            24,955

DEFERRED TAXES, NON-CURRENT  .........................................................         12,329            12,373

OTHER NON-CURRENT ASSETS  ............................................................          1,269               758
                                                                                             --------         ---------

         Total assets  ...............................................................       $143,544          $149,991
                                                                                             ========          ========
















                                            See Notes to Consolidated Financial Statements.




                                                      ROBERTSON-CECO CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share and per share data)



                                                                                                        December 31
                                                                                          ----------------------------------
                                                                                              1997                   1998
                                                                                          -----------         --------------
LIABILITIES

CURRENT LIABILITIES:
     Current portion of long-term debt  ............................................      $   5,000           $       0
     Accounts payable  .............................................................         13,209              11,340
     Accrued payroll and benefits  .................................................          7,525               8,137
     Other accrued liabilities  ....................................................         16,796              14,156
                                                                                         ----------          ----------

         Total current liabilities  ................................................         42,530              33,633

LONG-TERM DEBT, LESS CURRENT PORTION  ..............................................         10,000             -

DEFERRED INCOME TAXES  .............................................................          5,891               5,830

OTHER LONG-TERM LIABILITIES  .......................................................         35,377              38,556

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

COMMON STOCK
     Par value per share $.01
     Authorized shares:  30,000,000
     Issued and outstanding shares:  1997 - 16,111,550; 1998 - 16,096,550  .........            161                 161
CAPITAL SURPLUS  ...................................................................        178,256             178,233
ACCUMULATED DEFICIT  ...............................................................       (128,173)           (105,654)
DEFERRED COMPENSATION  .............................................................           (160)               (105)
ACCUMULATED OTHER COMPREHENSIVE INCOME  ............................................           (338)               (663)
                                                                                        -----------          ----------

     Stockholders' equity  .........................................................         49,746              71,972
                                                                                         ----------          ----------

         Total liabilities and stockholders' equity  ...............................      $ 143,544           $ 149,991
                                                                                          =========           =========









                                            See Notes to Consolidated Financial Statements.




                           ROBERTSON-CECO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                For the Years Ended December 31
                                                                                      ---------------------------------------------
                                                                                           1996           1997                1998
                                                                                           ----           ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Income before extraordinary item  ..............................................     $   52,608          $  18,786        $ 22,519
Adjustments to reconcile income before extraordinary item to net cash provided by operating activities:
     Depreciation   ............................................................          3,272              3,660            4,152
     Amortization   ............................................................          2,140                933            1,071
     Changes in assets and liabilities :
       (Increase) decrease in accounts and notes receivable  ...................          2,876             (5,864)          (1,629)
       (Increase) decrease in inventories  .....................................         (2,329)             2,115            2,184
       (Increase) decrease in deferred tax assets   ............................        (29,067)            11,200           13,647
       Increase (decrease) in accounts payable  ................................         (5,507)               631           (1,869)
       Net changes in other assets and liabilities  ............................         (2,206               (974)           1,736
                                                                                    -----------        -----------       ----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES  ................................         21,787             30,487           41,811
                                                                                    -----------        -----------       ----------

     NET CASH USED FOR DISCONTINUED OPERATIONS  ................................         (8,160)            (2,915)          (2,935)
                                                                                    -----------        -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures  ..........................................................         (3,366)            (7,267)          (5,134)
                                                                                    -----------        -----------       ----------

     NET CASH USED FOR INVESTING ACTIVITIES  ...................................         (3,366)            (7,267)          (5,134)
                                                                                    -----------        -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings  ............................................             -              20,000               -
Payments on long-term debt  ....................................................         (5,000)           (32,731)         (15,000)
Payments of capitalized interest on 12% Notes  .................................         (2,704)              (338)              -
                                                                                    -----------        -----------       ----------

     NET CASH USED FOR FINANCING ACTIVITIES  ...................................         (7,704)           (13,069)         (15,000)
                                                                                    -----------        -----------       ----------

     NET INCREASE IN CASH AND  CASH EQUIVALENTS  ...............................          2,557              7,236           18,742
     CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD  ..........................          9,668             12,225           19,461
                                                                                    -----------        -----------       ----------

     CASH AND CASH EQUIVALENTS - END OF PERIOD  ................................     $   12,225          $  19,461       $   38,203
                                                                                     ==========          =========       ==========

SUPPLEMENTAL CASH FLOW DATA Cash payments made for:
     Interest ..................................................................     $    4,767          $   1,936       $      882
                                                                                     ==========          =========       ==========

     Income taxes  .............................................................     $     -             $      -        $       -
                                                                                      ==========          =========      ==========




                 See Notes to Consolidated Financial Statements





                                                      ROBERTSON-CECO CORPORATION
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (In thousands)

                                                                                               Excess of
                                                                                               Additional
                                                                                             Pension Liability
                                                                                             Over Unrecognized           Accumulated
                                                                                   Retained       Prior                     Other
                                                 Common     Capital                Earnings      Service     Deferred  Comprehensive
                                                  Stock     Surplus     Warrants   (Deficit)      Cost     Compensation     Income

BALANCE DECEMBER 31, 1995                      $    162     $172,350    $ 6,042      $(202,820)   $(5,001)     $ (398)     $   (329)
Net income for the year  ...................                                            51,293
Change in excess of additional
  pension liability over
  unrecognized prior service
  cost .....................................                                                        5,001
Expiration of warrants  ....................                   6,042     (6,042)
Issuances (forfeitures) under employee
  plans, net  ..............................         (1)        (136)                                              65
Amortization of deferred
  compensation    ..........................                                                                      138
Foreign currency translation
  adjustments for the year .................                                                                                   (122)

BALANCE DECEMBER 31, 1996                                        161    178,256          -       (151,527)     -               (195)
(451)
Net income for the year   ..................                                            23,354
Amortization of deferred
  compensation    ..........................                                                                       35
Foreign currency translation
  adjustments for the year .................                                                                                    113

BALANCE DECEMBER 31, 1997                           161      178,256     -            (128,173)     -            (160)         (338)
Net income for the year   ..................                                            22,519
Issuances (forfeitures) under employee
  plans, net  ..............................                    (23)                                               23
Amortization of deferred
 compensation    ...........................                                                                       32
Foreign currency translation
 adjustments for the year  .................                                                                                   (325)

BALANCE DECEMBER 31, 1998                      $    161     $178,233    $   -        $(105,654)   $     -     $  (105)    $    (663)
                                               ========     ========    ==========   =========    ==========  =======     =========








                 See Notes to Consolidated Financial Statements.





                           ROBERTSON-CECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998


1.     NATURE OF BUSINESS

       Robertson-Ceco Corporation (the "Company"), owns and operates three custom engineered metal building operations: Ceco Building Systems, Star Building Systems, and H. H. Robertson Building Systems (Canada). The Company's custom engineered metal buildings are manufactured at plants in California, Iowa (two separate plant locations), Mississippi, North Carolina, and Ontario, Canada. The buildings are sold primarily through builder networks located throughout the United States and Canada in the industrial and commercial building market. The buildings are erected by the builder network supplemented by subcontractors and, in certain cases, by Company erection crews.


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

       Comprehensive Income

       Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") was issued in June 1997 with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities and foreign currency translation adjustments). The dollar amount of the Company's adjustments required by SFAS No. 130 is not significant so there is not a significant difference between "traditional" net income and comprehensive income.

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

       Estimated useful lives used in computing depreciation for financial statement purposes are as follows:


       Land improvements  ...................................        10-25 years
       Buildings and building equipment  ....................        25-33 years
       Machinery and equipment  .............................         3-16 years

       Income Taxes

       The provision for income taxes is based on earnings reported in the financial statements. Deferred tax assets, when considered realizable, and deferred tax liabilities are recorded to reflect temporary differences between the tax bases of assets and liabilities for financial reporting and tax purposes.

       Revenue

       Revenue from product sales is recognized generally upon passage of title or acceptance at a job site. Revenue from construction services is recognized using the percentage-of-completion method which recognizes income ratably over the period during which contract costs are incurred. A provision for loss on construction services in progress is made at the time a loss is determinable. Warranty costs are accrued at the time of revenue recognition.

       Insurance Liabilities

       The  Company is self-insured in the U.S. for certain coverages subject to
specific   retention  levels.   Insurance   liabilities   consist  of  estimated
liabilities incurred but not yet paid.

       Deferred Revenues

       Billings in excess of revenues are reflected in other accrued liabilities as deferred revenues.

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

       Earnings per Common Share

       Basic earnings per share is based on the weighted average outstanding shares of the Company's common stock. Diluted earnings per share includes the dilutive effect of outstanding warrants to purchase common stock and restricted stock, if the effect is not anti-dilutive.



3.     CASH AND RELATED MATTERS

       Cash and cash equivalents consisted of the following:

                                                             December 31
                                                       ----------------------
                                                           1997         1998
                                                           ----         ----
                                                              (thousands)

       Cash   ....................................     $   4,188    $    -
       Time deposits  ............................        15,273       38,203
                                                       ---------    ---------
                                                       $  19,461    $  38,203
                                                       =========    =========

4.     ACCOUNTS RECEIVABLE

       The Company grants credit to its customers, substantially all of which are involved in the construction industry. Accounts receivable included unbilled retainages of $1.0 million and $.5 million, at December 31, 1997 and 1998, respectively. There were no retainages due beyond one year at December 31, 1998.


5.     INVENTORIES

       Inventories consisted of the following:

                                                             December 31
                                                     ------------------------
                                                        1997         1998
                                                        ----         ----
                                                            (thousands)

       Work in process  ........................     $  5,327       $  4,121
       Materials and supplies  .................        8,375          7,397
                                                    ---------      ---------
                                                      $13,702        $11,518

       At December 31, 1997 and 1998, all inventories were valued on the LIFO method. The FIFO value of these inventories was approximately $0.1 million and $0.6 million greater than their LIFO value at December 31, 1998 and 1997, respectively.

6.     OTHER LIABILITIES


                                                                                        December 31
                                                                           --------------------------
                                                                                 1997         1998
                                                                                 ----         ----
                                                                                   (thousands)
Other accrued liabilities consisted of the following:

       Reserves related to sold or discontinued businesses -
         Insurance liabilities.........................................    $    2,785      $      928
         Environmental   ..............................................         1,750           1,750
         Warranty claim settlement   ..................................         1,000           1,000
         Other  .......................................................           936             845
                                                                          -----------     -----------
                                                                                6,471           4,523
                                                                           ----------      ----------

       Warranty and backcharges    ....................................         3,338           2,607
       Deferred revenue................................................           524             500
       Accrued interest................................................            60          -
       Other  .........................................................         6,403           6,526
                                                                           ----------      ----------
                                                                             $ 16,796        $ 14,156
                                                                             ========        ========


                                                                                     December 31
                                                                           ---------------------------
                                                                                 1997         1998
                                                                                 ----         ----
                                                                                     (thousands)
Other long-term liabilities consisted of the following:

       Reserves related to sold or discontinued businesses -
         Insurance liabilities.........................................    $    3,453       $   6,225
         Environmental   ..............................................         4,792           3,572
         Warranty claim settlement   ..................................         3,000           2,000
         Dispositions..................................................         2,469           3,973
        Other   .......................................................         5,993           4,915
                                                                          -----------      ----------
                                                                               19,707          20,685
                                                                           ----------       ---------

       Warranty and backcharges    ....................................         1,745           2,399
       Other      .....................................................        13,925          15,472
                                                                           ----------       ---------
                                                                            $  35,377        $ 38,556
                                                                            =========        ========
       See Note 11 regarding contingencies.


7.     DEBT

       Long-term debt consisted of the following:


                                                                                   December 31
                                                                            ----------------------------
                                                                                 1997              1998
                                                                                      (thousands)

       Term Loan Note  ...............................................      $  15,000      $      -
              Less current portion  ..................................          5,000             -
                                                                            ----------     ------------
                                                                             $ 10,000      $      -
                                                                             =========     =============




       On December 31, 1996, the Company entered into a new credit agreement ("Credit Agreement") with a group of banks. Under the terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20 million, due June 30, 2001, which was paid in full in September 1998. At that date, the Company also reduced the amount available under the revolving credit and letter of credit facility from $25 million to $15 million maturing December 31, 2001. Up to $12 million of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of December 31, 1998, the borrowing base was approximately $29.4 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and issuance of additional debt, amongst other matters. Under the terms of the Company's debt agreement, $32.8 million was available for dividends or repurchase of stock at December 31, 1998. The Company is in compliance with the provisions of the Credit Agreement.

       On December 31, 1996, the Company prepaid its existing term loan and that credit agreement was terminated. In connection with the prepayment, the Company incurred a $.3 million prepayment penalty. This amount, plus $1.9 million of deferred fees and expenses, net of taxes of $.8 million, is recorded as extraordinary loss on debt redemption.

       On January 15, 1997, the amounts outstanding on the Senior Subordinated Notes and Subordinated Debentures were redeemed utilizing proceeds from borrowing under the new term loan in the Credit Agreement plus available cash. In connection with the redemption of the Notes and Debentures, the Company recorded a gain of $4.6 million, net of taxes of $2.9 million.

       At December 31, 1998, the Company had outstanding performance and financial bonds of $1.5 million, which generally provide a guarantee as to the Company's performance under contracts and other commitments and are collateralized in part by letters of credit. As of December 31, 1998, the Company had outstanding letters of credit of $8.4 million used principally to support insurance and bonding programs.

8.     RENTAL AND LEASE INFORMATION

        The Company leases certain facilities and equipment under operating leases. Total rental expense was $942,000, $721,000 and $695,000 for 1996, 1997 and 1998, respectively.

       Future minimum rental commitments under operating leases at December 31, 1998 are as follows (thousands):


       1999   ........................................        $    776
       2000   ........................................             639
       2001   ........................................             404
       2002   ........................................             377
       2003   ........................................             313
                                                             ---------
                                                               $ 2,509

9.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company enters into various types of financial instruments in the normal course of business. The estimated fair value of amounts are determined based on available market information and, in certain cases, on assumptions concerning the amount and timing of estimated future cash flows and discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. Fair value for cash and cash equivalents approximates carrying value at December 31, 1998 due to the relatively short maturity of these financial instruments.

10.    TAXES ON INCOME


                                                                        Year Ended December 31
                                                           --------------------------------------------------
                                                              1996            1997            1998
                                                              ----            ----            ----
                                                                          (thousands)

      Income before provision for taxes on income:
           Domestic  ...............................        $  22,436       $  27,733        $ 34,496
           Foreign  ................................            1,105           2,253           1,670
                                                            ----------      ---------        --------
                                                            $  23,541       $  29,986        $ 36,166
                                                            =========       =========        ========
       Provision for taxes on income:
       Current taxes:
         Federal  ..................................        $  -            $  -             $   -
         State......................................           -               -                  398
         Foreign  ..................................           -               -                  -
                                                            ---------       ---------        --------
                                                               -               -                  398
                                                            ---------       ---------        --------
       Deferred Taxes:
         Federal  ..................................          (25,408)          9,472          11,513
         State......................................           (3,659)          1,728           1,736
         Foreign  ..................................          -                -                 -
                                                            ---------       ---------        --------
                                                              (29,067)         11,200          13,249
                                                            ---------       ---------        --------

       Total provision (credit) for taxes  .........        $ (29,067)      $  11,200        $ 13,647
                                                            ==========      =========        ========



       A reconciliation between taxes computed at the U.S. statutory Federal income tax rate and the provision (credit) for taxes on income reported in the Consolidated Statements of Income follows:


                                                                               Year Ended December 31
                                                                --------------------------------------------
                                                                      1996          1997             1998
                                                                      ----          ----             ----
                                                                                 (thousands)
       Tax provision at U.S. statutory rate.................    $      8,239      $   10,495       $  12,658
       Net operating loss benefit...........................            (387)           (788)           (585)
       Research and development tax credit carryforward.....             -                -             (183)
       Benefit attributable to utilizing
         temporary differences  ............................          (7,198)             -               -
       State taxes .........................................             915           1,123           1,387
       Revision of prior year estimates and
         other changes in valuation allowance  .............         (31,000)             -               -
       Other non-deductible expenses   .....................             364             370             370
                                                                ------------      ----------       ---------
       Provision (credit) for taxes on income...............    $    (29,067)     $   11,200       $  13,647
                                                                ============      ==========       =========




       The following is a summary of the significant components of the Company's net deferred tax asset at December 31, 1997 and 1998:


                                                                                    1997               1998
                                                                                   -------            -------
                                                                                           (thousands)
         Deferred tax assets:
          Insurance liabilities...............................................    $    5,082      $   4,724
          Pension liabilities ................................................           688            379
          Warranties and backcharges .........................................         2,849          2,491
          Other expenses not currently deductible  ...........................         8,936          8,380
          Operating loss carryforwards   .....................................        12,276          2,192
          Limited operating loss carryforwards  ..............................         6,213          6,125
          Unrealized loss on sale/disposal of businesses......................         4,247          4,247
                                                                                   ----------     ---------
         Total tax assets ....................................................        40,291         28,538
                                                                                   ---------      ---------

         Deferred tax liabilities:
           Accelerated depreciation  .........................................        (4,059)        (3,997)
          Lifo inventory   ...................................................        (1,832)        (1,833)
                                                                                   ----------     ----------

         Total tax liabilities ...............................................        (5,891)        (5,830)
                                                                                   ----------     ---------

         Deferred tax asset valuation allowance     ..........................       (12,274)       (11,689)
                                                                                   ---------      ---------

         Net deferred tax asset     ..........................................     $  22,126      $  11,019
                                                                                   =========      =========


         During the third quarter 1996, the Company reduced its deferred tax asset valuation allowance by $31 million resulting in a credit to taxes on income. That decision resulted from continued profitable quarterly results, successful implementation of cost containment measures and other factors. Management believes that the Company will be able to realize the remaining unreserved portion of its deferred tax asset through future earnings. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability or other events.

         At December 31, 1998, the Company had U.S. tax net operating loss carryforwards of approximately $136 million. Use of the loss is limited due to a "Change in Ownership," as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize such carryforward is restricted to an aggregate potential availability of $17.5 million.

         At December 31, 1998, the Company had net operating loss carryforwards at its Canadian subsidiary of approximately $6.3 million which expire in the years 1999 and 2000. A valuation allowance has been recorded for the entire amount of the deferred tax assets attributable to the Canadian net operating loss and other Canadian temporary differences. The reduction in the valuation allowance is related to the portion of the Canadian net operating loss utilized in 1998.


11.      COMMITMENTS AND CONTINGENCIES

         There are various proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. The Company has recorded a liability related to litigation where it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

         The Company continues to be liable for obligations associated with sold or discontinued businesses prior to their sale or disposition including liabilities arising from Company self-insurance programs, unfunded pensions, warranty and rectification claims, environmental clean-up matters, and unresolved litigation. Management has made estimates as to the amount and timing of the payment of such liabilities which are reflected in the accompanying consolidated financial statements. Given the subjective nature of many of these liabilities, their ultimate outcome cannot be predicted with certainty. However, based upon currently available information, management does not expect the ultimate outcome of such matters will have a material adverse effect on the consolidated financial statements.

         The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At December 31, 1998, the Company recorded reserves of approximately $5.3 million, representing the best estimate of management and the third parties of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that additional costs that could be incurred would have a material adverse effect on the consolidated financial statements.

         With respect to the environmental clean-up matters, the Company has claimed coverage under its insurance policies for past and future clean-up costs related to certain sites for which the Company believes it is entitled to defense and indemnification under the policies. The insurer has refused to admit or deny coverage. As a result, the Company has filed a complaint against the insurer seeking to recover the past and future clean-up costs. It is not currently possible to predict the amount or timing of proceeds, if any, from the ultimate resolution of this matter.


12.      LONG-TERM INCENTIVE PLAN

         The Company's Long-Term Incentive Plan, (the "Incentive Plan"), as amended and restated, provides for the grant of both cash-based and stock-based awards to eligible employees of, and persons or entities providing services to, the Company and its subsidiaries and provides for one-time, automatic stock awards to non-employee members of the Board of Directors. Under the Incentive Plan, the Company may provide awards in the form of stock options, stock appreciation rights, restricted shares, performance awards, and other stock based awards. Currently up to 1,400,000 shares of common stock are issuable under the Incentive Plan, subject to appropriate adjustment in certain events. Shares issued pursuant to the Incentive Plan may be authorized and unissued shares or shares held in treasury. Awards may be granted under the Incentive Plan through March 19, 2001, unless the plan is terminated earlier by action of the Board of Directors. At December 31, 1998, there were 1,080,000 shares under the Long-Term Incentive Plan available for grant.

         During 1996, 93,000 restricted shares were forfeited and 15,000 restricted shares were issued with a vesting period of 5 years. During 1998, 15,000 restricted shares were forfeited. At December 31, 1998, 34,000 unvested restricted shares were outstanding.

         The fair market value of the restricted shares, based on the market price at the date of the grant, is recorded as deferred compensation, a component of stockholders' equity. Deferred compensation expense is amortized over the period benefited.


13.      RETIREMENT BENEFITS

         The Company amended its U.S. defined benefit pension plan, effective January 1, 1995, so that active salaried employees ceased to accrue future benefits after that date. Additionally, effective April 1, 1996, the plan was further amended so that certain U.S. active hourly employees who are not part of a collective bargaining agreement will cease to accrue future plan benefits. Benefits which are provided under the Company's defined benefit pension plan are primarily based on years of service and the employee's compensation. Plan assets of the Company's defined benefit plan are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds and fixed income securities.

         Currently, the Company's funding policy is to make payments to its defined benefit plan as required by minimum funding standards of the Internal Revenue Code.


         Net pension income of the defined benefit pension plan was:



                                                                             Year Ended December 31
                                                              ------------------------------------------
                                                                   1996           1997             1998
                                                                   ----           ----             ----
                                                                              (thousands)

Service cost-benefits earned during the year  ..............  $       63      $      26   $      -
Interest cost on projected benefit obligation  .............       3,766          3,724           3,613
Expected return on assets ..................................      (4,301)        (4,429)         (4,393)
Recognized actuarial loss...................................          51         -               -
Net amortization and deferral  .............................          47             47              47
                                                              ----------    -----------    -------------
Net pension income .........................................   $    (374)     $    (632)     $     (733)
                                                               ==========     =========      ==========




         The following table reconciles the Company's benefit obligation for the defined benefit pension plan from the beginning of the year to the end of the year:



                                                                                  1997                 1998
                                                                                -------              -------
                                                                                           (thousands)

Benefit obligation at beginning of year  .................................        $ 52,345           $  51,328
Service cost   ...........................................................              26              -
Interest cost  ...........................................................           3,724               3,613
Actuarial loss  ..........................................................           1,536               2,166
Benefits paid   ..........................................................          (6,303)             (6,667)
                                                                                 ---------          ----------
Benefit obligation at end of year  .......................................        $ 51,328           $  50,440
                                                                                 =========           =========


         The following table reconciles the change in plan assets of the Company's defined benefit pension plan from the beginning of the year to the end of the year:



                                                                                  1997                 1998
                                                                                -------              -------
                                                                                           (thousands)

Fair value of assets at beginning of year  ...............................        $ 51,756           $  51,274
Actual  return on plan assets  ...........................................           5,821               6,484
Benefits paid  ...........................................................          (6,303)             (6,667)
                                                                                 ---------          ----------
Fair value of assets at end of year ......................................        $ 51,274           $  51,091
                                                                                  ========           =========



         The following table sets forth the funded status and statement of financial position of the Company's defined benefit pension plan:



                                                                                  1997                 1998
                                                                                -------              -------
                                                                                           (thousands)

Fair value of assets at end of year  .....................................        $ 51,274            $ 51,091
Benefit obligation at end of year  .......................................          51,328              50,440
                                                                                  --------           ---------
Funded status    .........................................................             (54)                651
Unrecognized actuarial gain  .............................................            (610)               (536)
Unrecognized prior service cost  .........................................             134                 105
Unrecognized net obligation  .............................................              85                  68
                                                                               -----------        ------------
Net prepaid/(accrued) benefit cost  ......................................       $    (445)         $      288
                                                                                 =========          ==========




         Actuarial assumptions used for the Company's defined benefit pension plan were as follows:



                                                                                      Year Ended December 31
                                                                            -----------------------------------
                                                                            1996         1997           1998
                                                                            ----         ----           ----
                                                                                      (thousands)

       Assumed discount rate  ..................................            7.25%        7.25%           7.0%
       Assumed rate of compensation increase  ..................           -            -              -
       Expected rate of return on plan assets  .................             9.0%         9.0%           9.0%


       Certain U.S. salaried and hourly employees, who are not part of a collective bargaining agreement, are covered by a defined contribution plan which provides for contributions based primarily on compensation levels. The Company funds its contributions to the defined contribution plan currently. Plan assets of the defined contribution plan are invested in a variety of fixed income and equity funds. Expense related to the Company's defined contribution plan was:


                                                                                       Year Ended December 31
                                                                             ---------------------------------
                                                                             1996        1997          1998
                                                                             ----        ----          ----
                                                                                       (thousands)

                                                                          $   881      $  1,067      $  1,134
                                                                          =======      ========      ========



14.    POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS

       The Company sponsors postretirement medical and life insurance plans that cover a closed group of eligible retirees and their dependents. None of the plans are funded, nor do they have any plan assets.

       The following table sets forth the funded status reconciled with the amount recognized in the Company's Consolidated Balance Sheets.


                                                                                             December 31

                                                                                       -----------------------
                                                                                          1997         1998
                                                                                          ----         ----
                                                                                              (Thousands)


Accumulated Postretirement Benefit Obligation ("APBO"):
       Retired employees  ....................................................         $ (1,704)     $  (1,231)
                                                                                       ========      =========

       Unfunded accumulated benefit obligation in
         excess of plan assets  ..............................................         $ (1,704)     $  (1,231)
       Unrecognized gain  ....................................................           (4,163)        (3,830)
       Unrecognized transition obligation  ...................................            5,202          4,389
                                                                                    -----------     ----------

       Accrued postretirement benefit cost   .................................        $    (665)     $    (672)
                                                                                      =========      =========

       Weighted average discount rate used in determination of APBO  .........            7.25%           7.0%
                                                                                       ========       ========


         The following table reconciles the Company's benefit obligation for postretirement medical and life insurance plans from the beginning of the year to the end of the year:


                                                                                    1997               1998
                                                                                  -------          ----------
                                                                                           (thousands)

         Benefit obligation at beginning of year  ........................        $   2,236          $   1,704
         Interest cost ...................................................             133                 102
         Actuarial gain  .................................................            (167)             -
         Benefits paid....................................................            (498)               (575)
                                                                                  --------           ---------
         Benefit obligation at end of year ...............................        $  1,704           $   1,231
                                                                                  ========           =========


       Net periodic postretirement benefit cost for 1996, 1997 and 1998 included the following components:


                                                                                          Year Ended December 31
                                                                                -----------------------------------
                                                                                  1996       1997        1998
                                                                                  ----       ----        ----
                                                                                         (thousands)

         Interest cost   .................................................      $   195      $  133      $   102
         Amortization of net obligation   ................................        1,261         776          813
         Recognized actuarial gain   .....................................         (328)       (330)        (333)
                                                                                --------     --------    -------
         Postretirement benefit cost......................................      $ 1,128      $  579      $   582
                                                                                ========     ======      =======

         Weighted average discount rate used in
           determination of APBO  ........................................        7.25%        7.25%       7.0%
                                                                                =======     ========     ======



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


15.      RELATED PARTY TRANSACTIONS

         The Company paid $240,000 during each of the years ended 1996, 1997 and 1998, to an affiliated company of the Company's Chief Executive Officer for manufacturing and certain other consulting services.


16.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Quarterly financial data is summarized as follows:
       (in thousands, except per share data):



                                                                  First        Second         Third           Fourth
                                                                  -----        ------         -----           ------
       1998
       Revenue  ..........................................     $  62,488     $  74,217       $ 78,281       $ 79,816
       Cost of sales  ....................................        50,827        58,221         61,808         64,057
       Net income  .......................................         3,508         6,519          6,285          6,207
       Net income per common share  ......................     $     .22     $     .41       $    .39       $    .39
                                                               =========     =========       ========       ========

       1997 (a)
       Revenue  ..........................................     $  59,998     $  69,716       $ 79,170      $  79,267
       Cost of sales  ....................................        49,059        56,255         64,496         63,474
       Income before extraordinary item  .................         3,160         4,335          5,579          5,712
       Extraordinary gain on debt redemption  ............         4,568         -             -                -
       Net income  .......................................         7,728         4,335          5,579          5,712
       Income per share from continuing operations  ......     $     .20     $     .27       $    .35      $     .35
       Net income per common share  ......................     $     .48     $     .27       $    .35      $     .35
                                                               =========     =========       ========      =========




(a) During the first quarter of 1997, the Company recorded a $4.6 million credit, net of taxes of $2.9 million, reflecting the elimination of the previously recorded accrued interest on the 12% debentures that were redeemed in January 1997.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors of Robertson-Ceco Corporation:


We have audited the accompanying consolidated balance sheets of Robertson-Ceco Corporation, a Delaware Corporation, and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robertson-Ceco Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





Arthur Andersen LLP
San Francisco, California
February 12, 1999

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE
              -------------------=

              None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------


(a) Information concerning the Registrant's directors is incorporated by reference to the section entitled "Election of Directors" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 1999, to be filed pursuant to Regulation 14A.

(b) Information  concerning executive officers of the Registrant is set forth in
Item 4.1 of Part I page 6 of this Report under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT".


ITEM 11.      EXECUTIVE COMPENSATION
              ----------------------


     Information concerning executive compensation, other than the report of the compensation committee and the performance graph, is incorporated by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 1999, to be filed pursuant to Regulation 14A.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------


     Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 1999, to be filed pursuant to Regulation 14A.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------


     Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 1999, to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              ----------------------------------------------------------------


                                                                       PAGE NO.

The following documents are filed as part of this Report:

(a)1.         Consolidated Financial Statements of Robertson-Ceco
              Corporation.

              Consolidated Statements of Income for the three
              years ended December 31, 1998.                                15

              Consolidated Balance Sheets at December 31, 1997 and
              1998.                                                         16

              Consolidated Statements of Cash Flows for the three
              years ended December 31, 1998.                                18

              Consolidated Statements of Stockholders' Equity
              for the three years ended December 31, 1998.                  19

              Notes to Consolidated Financial Statements, including
              Selected Quarterly Financial Data as required by Item
              302 of Regulation S-K.                                        20

              Report of Independent Public Accountants                      32

(a)2.         Financial Statement Schedules for the Three Years
              Ended December 31, 1998.

              SCHEDULE II - Valuation and Qualifying Accounts All other schedules are omitted because they are not
              applicable or not required.                                   37

              Report of Independent Public Accountants on Financial
              Statement Schedules:                                          39

(a)3.         List of Exhibits.
              Exhibits filed or incorporated by reference in connection with this Report are listed in the Exhibit Index starting on page 46.

(b)           Reports on Form 8-K
              There were no reports on Form 8-K filed for the three months ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Ramon, California, on this 26th day of March 1999.

                                           ROBERTSON-CECO CORPORATION

                                            By     /s/ Patrick G. McNulty
                                               ------------------------------
                                                   Patrick G. McNulty
                                                   Corporate Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and as of the 26th day of March, 1999. Each person whose signature appears below hereby authorizes each of Andrew G. C. Sage, II, Elmer A. Roskovensky and Ronald D. Stevens and appoints each of them singly his or her attorney-in-fact, each with full power of substitution, to execute in his name, place and stead, in any and all capacities, any or all further amendments to this Report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, making such further changes in this Report as the Company deems appropriate.

SIGNATURE


/s/ Michael E. Heisley, Sr.                /s/ Andrew G. C. Sage, II
------------------------------             ------------------------------
Michael E. Heisley, Sr.                    Andrew G. C. Sage, II
Chief Executive Officer and Director       Chairman and Director
(Principal Executive Officer)


/s/ Elmer A. Roskovensky                   /s/ Ronald D. Stevens
------------------------------             ------------------------------
Elmer A. Roskovensky                       Ronald D. Stevens
President and Chief Operating Officer      Executive Vice President, Chief
 and Director                              Financial Officer and Secretary


/s/ Frank A. Benevento                     /s/ Stanley G. Berman
------------------------------             ------------------------------
Frank A. Benevento                         Stanley G. Berman
Director                                   Director


/s/ Gregg C. Sage                          /s/ Stanley H. Meadows
------------------------------             ------------------------------
Gregg C. Sage                              Stanley H. Meadows
Director                                   Director


/s/ Patrick G. McNulty                     /s/ Michael E. Heisley, Jr.
------------------------------             ------------------------------
Patrick G. McNulty                         Michael E. Heisley, Jr.
Corporate Controller                       Director


                             ROBERTSON-CECO CORPORATION                                                SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                 (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

COLUMN A                                COLUMN B                      COLUMN C                COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------------

                                                                  ADDITIONS
                                         BALANCE       ------------------------------                           BALANCE
                                           AT           CHARGED TO         CHARGED TO                              AT
                                        BEGINNING        COSTS AND           OTHER                             END OF
     DESCRIPTION                        OF PERIOD        EXPENSES           ACCOUNTS         DEDUCTIONS        PERIOD
---------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998:
 Deducted from Asset Accounts:
   Allowance for
     Doubtful Accounts...............   $   1,690           $     220      $  -                $    115 (b)   $    1,795
                                         =========          =========      =========          =========         ==========

Not Deducted from Asset Accounts:....
   Reserves for Discontinued
     Operations(e)(g)  ..............    $   5,272          $-              $ -               $   1,018 (c)    $   4,254
                                         =========          ========        ========          =========        =========

                                                                                                  2,419 (d)
   Insurance liabilities - current  .    $   5,754          $ 7,808         $ -               $   7,892 (c)    $   3,251
                                         =========          =======         ========          =========        =========

   Insurance liabilities - long-term     $   7,331          $  (158)        $ -               $  (2,419)(c)    $   9,592
                                         =========          =======         ========          =========        =========

                                                                                                   (800)(d)
   Other-current (f).................    $   5,602          $ 2,150         $ -               $   3,682 (c)    $   4,870
                                         =========          =======         ========          =========        =========

   Other-noncurrent (g)  ............    $   9,245          $-              $ -               $     800 (d)    $   8,445
                                         =========          =======         ========          =========        =========

YEAR ENDED DECEMBER 31, 1997:
 Deducted from Asset Accounts:
   Allowance for
      Doubtful Accounts  ............    $    1,881         $   450         $ -               $     641 (b)    $   1,690
                                         ==========         =======         ========          =========        =========

Not Deducted from Asset  Accounts:
   Reserves for Discontinued
    Operations (e)(g                     $    6,273         $-              $ -               $   1,001 (c)    $   5,272
                                         ==========         =======         ========          =========        =========

                                                                                                 (1,225)(d)
                                         $   6,094          $ 6,525         $ -                $  8,090 (c)    $   5,754
                                         =========          =======         ========           =========        =========
   Insurance liabilities  - current
                                                                                                  1,225 (d)
   Insurance liabilities - long-term     $   8,349          $-              $ -                $   (207)(c)    $   7,331
                                          =========          =======         ========           =========        =========
                                                                                                 (1,328)(d)
   Other-current (f) ................    $   5,473          $ 1,881         $ -                $  3,080 (c)    $   5,602
                                         =========          =======         ========           =========        =========

   Other-noncurrent (g) .............    $ 10,573           $-              $ -                $  1,328 (d)    $   9,245
                                         ========           =======         ========           ========        =========







                                              ROBERTSON-CECO CORPORATION                                                SCHEDULE II
                                            VALUATION AND QUALIFYING ACCOUNTS
                                                     (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

COLUMN A                                 COLUMN B                     COLUMN C                COLUMN D        COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------

                                                                 ADDITIONS
                                         BALANCE        ------------------------------                        BALANCE
                                           AT           CHARGED TO         CHARGED TO                            AT
                                        BEGINNING        COSTS AND           OTHER                             END OF
     DESCRIPTION                        OF PERIOD        EXPENSES           ACCOUNTS         DEDUCTIONS        PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996:
 Deducted from Asset
  Accounts:
   Allowance for
     Doubtful Accounts  ............     $   1,302        $    945          $     241 (a)     $    607 (b)     $   1,881
                                         =========        ========          =========         ========         =========

Not Deducted from Asset  Accounts:
   Reserves for Discontinued
     Operations (e)(g)..............     $   7,613        $-                $  -              $  1,340 (c)     $   6,273
                                         =========        ========          =========         ========         =========

   Insurance liabilities - current       $   8,243        $  6,385          $  -              $  8,534 (c)     $   6,094
                                         =========        ========          =========         ========         =========

   Insurance liabilities - long-term     $  10,744        $-                $  -              $  2,395 (d)     $   8,349
                                         =========        ========          =========         ========         =========

   Other-current (f)................     $   6,445        $  2,147          $  -              $  3,119 (c)     $   5,473
                                         =========        ========          =========         ========         =========

   Other-noncurrent (g) ............     $  11,383        $ -               $  -              $    810 (d)     $  10,573
                                         =========        ========          =========         ========         =========




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



                   Report of Independent Public Accountants on
                          Financial Statement Schedules









To the Board of Directors
of Robertson-Ceco Corporation:




We have audited in accordance with generally accepted auditing standards, the 1998, 1997 and 1996 consolidated financial statements of Robertson-Ceco Corporation included in this Form 10-K and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements referred to above and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
San Francisco, California
February 12, 1999


                                  Exhibit Index

Exhibit                                                                           Sequential
No.                                  Description                                    Page No.

3.1           Registrant's Second Restated Certificate of Incorporation, effective
              July 23, 1993, filed as Exhibit 3 to Registrant's report on
              Form 8-K dated July 14, 1993 (File No. 1-10659), and
              incorporated herein by reference thereto  .......................................................

3.2           Bylaws of Registrant, effective November 8, 1990, and as Amended on November 12, 1991, August 27, 1992 and December 16, 1993,
              filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1993 (File No. 1-10659), and incorporated herein by reference thereto  ...................................................

4.1           Registration Rights Agreement dated May 17, 1993 by and among the
              Registrant and Sage RHH filed as Exhibit 10.27 to the Registrant's
              Registration Statement on Form S-4, Registration Statement No. 33-58818,
              and incorporated herein by reference thereto  ...................................................

4.2           Registration Rights Agreement dated December 14, 1993 by and among the Registrant and Heico Acquisitions, Inc. filed as Exhibit 4.14 to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1993 (File No. 1-10659), and incorporated herein by reference thereto  .............

10.1          Amended and Restated 1991 Long Term Incentive Plan, filed as Exhibit 4.1 to
              Registrant's Form S-8 Registration Statement No. 33-51665 dated December 22, 1993, and incorporated herein by reference thereto  ...................................................

10.3          Registration Rights Agreement dated May 17, 1993 by and among the Registrant and Sage RHH referred to in Exhibit 4.2 above  ..................................................

10.4          Registration Rights Agreement dated December 14, 1993 by and among the
              Registrant and Heico Acquisitions, Inc. referred to in Exhibit 4.3 above  .......................

10.7          Settlement Agreement dated March 3, 1995 by and between the Registrant and Federal Insurance Company filed as Exhibit 10.43 to Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1994
              (File No. 1-10659) and incorporated herein by reference thereto  ................................

10.9          Credit agreement dated December 31, 1996 (as amended) by and between the Registrant and the various financial institutions and Bank of America as agent for the lenders as filed as
              Exhibit 2.1 to the Registrants Report on Form 10-K for the year ended December 31, 1997
              (File No. 1-10659) and incorporated herein by reference thereto  ................................

11            Statement re: Computation of Earnings Per Common Share  .........................................41

21            List of subsidiaries of Registrant  .............................................................43

23.1          Consent of Arthur Andersen LLP  .................................................................44

27            Financial Data Schedule
