Form 10-Q
period 1999-03-31
ROBERTSON CECO CORP
filed 1999-05-14
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       OR

[    ]   Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number     1-10659
                           -------

                           ROBERTSON-CECO CORPORATION

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                 Delaware                                36-3479146
      ------------------------------                  -----------------
     (State or other jurisdiction                       I.R.S. Employer
   of incorporation or organization)                  Identification No.

5000 Executive Parkway, Ste. 425, San Ramon, California           94583
-------------------------------------------------------        -------------
            (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:             925-543-7599
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
                                        Yes         X        No
                                               ---------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                 Outstanding at May 6, 1999
-----------------------------------------            --------------------------
Common Stock, par value $0.01 per share                      16,096,550

                           ROBERTSON-CECO CORPORATION

                                    Form 10-Q
                                    ---------


                        For Quarter Ended March 31, 1999
                        --------------------------------

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION:

Item 1.       Financial Statements:

                  Condensed Consolidated Balance Sheets --
                        March 31, 1999 and December 31, 1998................3

                  Condensed Consolidated Statements of Operations --
                        Three Months Ended March 31, 1999 and 1998..........5

                  Condensed Consolidated Statements of Cash Flows --
                        Three Months Ended March 31, 1999 and 1998..........7

                  Notes to Condensed Consolidated Financial Statements......8

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................12

Item 3.       Quantitative and Qualitative Disclosure About Market Risk....15

PART II. OTHER INFORMATION:

Item 1.       Legal Proceedings............................................16

Item 6.       Exhibits and Reports on Form 8-K.............................16

Signatures.................................................................17

Exhibit Index..............................................................18



ITEM 1.                        FINANCIAL STATEMENTS
                           ROBERTSON-CECO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                   March 31                 December 31
                                                                      1999                        1998
                             -- ASSETS--

CURRENT ASSETS:
     Cash and cash equivalents..............................     $     36,447                 $     38,203
     Accounts and notes receivable, net.....................           26,310                       29,878
     Inventories:
         Work in process....................................            5,351                        4,121
         Material and supplies..............................            8,644                        7,397
                                                                 ------------                 ------------

         Total inventories..................................           13,995                       11,518

     Deferred taxes, current................................            4,880                        4,476
     Other current assets...................................            3,810                          621
                                                                 ------------                 ------------

         Total current assets...............................           85,442                       84,696

PROPERTY - at cost..........................................           54,965                       53,109
     Less accumulated depreciation..........................          (26,063)                     (25,900)
                                                                 ------------                 ------------

         Property, net......................................           28,902                       27,209

DEFERRED TAXES..............................................           12,076                       12,373
EXCESS OF COST OVER NET ASSETS OF
     ACQUIRED BUSINESSES - NET..............................           24,748                       24,955
OTHER NON-CURRENT ASSETS....................................              869                          758
                                                                 ------------                 ------------

     TOTAL ASSETS...........................................     $    152,037                 $    149,991
                                                                 ============                 ============







            See Notes to Condensed Consolidated Financial Statements



                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)
--------------------------------------------------------------------------------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                  March 31                  December 31
                                                                      1999                        1998

--LIABILITIES AND STOCKHOLDERS' EQUITY--

CURRENT LIABILITIES:
     Accounts payable, principally trade....................      $    11,914                       11,340
     Accrued payroll and benefits...........................            5,854                        8,137
     Other accrued liabilities..............................           13,480                       14,156
                                                                  -----------                  -----------

         Total current liabilities..........................           31,248                       33,633

DEFERRED INCOME TAXES.......................................            5,829                        5,830
OTHER LONG-TERM LIABILITIES.................................           39,087                       38,556
                                                                  -----------                  -----------

TOTAL LIABILITIES...........................................           76,164                       78,019
                                                                  -----------                  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Common stock, par value $0.01 per share................              161                          161
     Capital surplus........................................          178,233                      178,233
     Accumulated deficit ...................................         (101,926)                    (105,654)
     Deferred compensation..................................              (97)                        (105)
     Accumulated other comprehensive income.................             (498)                        (663)
                                                                  -----------                  -----------

         Stockholders' equity...............................           75,873                       71,972
                                                                  -----------                  -----------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY......................      $   152,037                   $  149,991
                                                                  ===========                  ===========






            See Notes to Condensed Consolidated Financial Statements




                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31
                                                                 -----------------------------------------
                                                                      1999                         1998
                                                                 ------------                  -----------


NET REVENUES................................................     $     59,864                 $     62,488

COST OF SALES...............................................           48,284                       50,827
                                                                 ------------                 ------------

GROSS PROFIT................................................           11,580                       11,661

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES................................            6,050                        5,888
                                                                 ------------                 ------------

OPERATING INCOME............................................            5,530                        5,773
                                                                 ------------                 ------------

OTHER INCOME (EXPENSE):
     Interest expense.......................................              (47)                        (340)
     Other income - net.....................................              544                          315
                                                                 ------------                 ------------
                                                                          497                          (25)
                                                                 ------------                 ------------

INCOME BEFORE INCOME TAXES..................................            6,027                        5,748
INCOME TAXES................................................            2,299                        2,240
                                                                 ------------                 ------------

NET INCOME..................................................     $      3,728                 $      3,508
                                                                 ============                 ============










            See Notes to Condensed Consolidated Financial Statements




                           ROBERTSON-CECO CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31
                                                                 ------------------------------------------
                                                                      1999                         1998
                                                                 ------------                  ------------


ACCUMULATED DEFICIT AT
     BEGINNING OF PERIOD  ..................................    $    (105,654)               $    (128,173)
NET INCOME  ................................................            3,728                        3,508
                                                                -------------                -------------

ACCUMULATED DEFICIT AT
     END OF PERIOD  ........................................    $    (101,926)               $    (124,665)
                                                                ==============               =============


BASIC/DILUTED INCOME PER
     COMMON SHARE ..........................................    $         .23                $         .22
                                                                =============                =============

SHARES USED IN INCOME PER
     SHARE CALCULATION .....................................           16,063                       16,060
                                                                =============                =============



















            See Notes to Condensed Consolidated Financial Statements




                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31
                                                                       ----------------------------------------
                                                                            1999                        1998
                                                                       -------------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................................      $   3,728                   $   3,508
Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
     Depreciation and amortization................................          1,306                       1,224
     Deferred income taxes........................................          1,729                       2,240
     Changes in assets and liabilities:
         Decrease in accounts and notes receivable................          3,568                       5,832
         Increase in inventories..................................         (2,477)                       (873)
         Increase (decrease) in accounts payable..................            574                      (2,327)
         Net changes in other assets and liabilities..............         (5,871)                     (3,783)
                                                                        ---------                   ---------

     NET CASH PROVIDED BY OPERATING
         ACTIVITIES...............................................          2,557                       5,821
                                                                        ---------                   ---------

     NET CASH USED FOR DISCONTINUED
         OPERATIONS  .............................................         (1,456)                       (302)
                                                                        ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................................         (2,857)                     (1,148)
                                                                        ---------                   ---------

     NET CASH USED FOR INVESTING ACTIVITIES                                (2,857)                     (1,148)
                                                                        ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings .................................           -                         (1,250)
                                                                        ---------                   ---------

     NET CASH USED FOR FINANCING ACTIVITIES.......................          -                          (1,250)
                                                                        ---------                   ---------

     NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS.....................................         (1,756)                      3,121
     CASH AND CASH EQUIVALENTS -
         BEGINNING OF PERIOD......................................         38,203                      19,461
                                                                        ---------                    --------
     CASH AND CASH EQUIVALENTS -
         END OF PERIOD............................................      $  36,447                   $  22,582
                                                                        =========                   =========

SUPPLEMENTAL CASH FLOW DATA:
     Cash payments made for:
         Interest.................................................      $    -                      $     316
                                                                        =========                   =========
         Income taxes.............................................      $     570                   $      -
                                                                        =========                   ========

            See Notes to Condensed Consolidated Financial Statements


                           ROBERTSON-CECO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") was issued in June 1997 with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities and foreign currency translation adjustments). The dollar amount of the Company's adjustments required by SFAS No. 130 is not significant so there is not a significant difference between "traditional" net income and comprehensive income for the three months ended March 31, 1999 and 1998.

2.       TAXES ON INCOME
         ---------------

         Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company is required to recognize the portion of its deferred tax asset which it believes will more likely than not be realized. Management believes that the Company will be able to realize the unreserved portion of its deferred tax asset through future earnings. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability or other events which might affect the realization of the Company's deferred tax asset.

3.       OTHER LIABILITIES
         -----------------

         Other accrued liabilities consisted of the following:

                                                                               March 31              December 31
                                                                                 1999                   1998
                                                                            ------------             -----------

                                                                                          (Thousands)

         Reserves related to sold or discontinued businesses-
           Insurance liabilities ......................................     $        928            $        928
           Environmental...............................................            1,750                   1,750
           Warranty claim settlement  .................................            1,000                   1,000
           Other  .....................................................              845                     845
                                                                            ------------            ------------
                                                                                   4,523                   4,523
                                                                            ------------            ------------

         Warranty and backcharges......................................            2,393                   2,607
         Deferred revenue..............................................              758                     500
         Other    .....................................................            5,806                   6,526
                                                                            ------------            ------------
                                                                            $     13,480            $     14,156
                                                                            ============            ============


         Other long-term liabilities consisted of the following:

         Reserves Related to Sold or Discontinued Business -
           Insurance liabilities ......................................     $      5,654            $      6,225
           Environmental ..............................................            3,121                   3,572
           Warranty claim settlement...................................            1,750                   2,000
           Dispositions ...............................................            3,935                   3,973
           Other   ....................................................            4,857                   4,915
                                                                            ------------            ------------
                                                                                  19,317                  20,685
                                                                            ------------            ------------
         Warranty and backcharges .....................................            2,338                   2,399
         All other ....................................................           17,432                  15,472
                                                                            ------------            ------------
                                                                            $     39,087            $     38,556
                                                                            ============            ============


See Note 5 regarding contingencies.

4.       DEBT
         ----

         On December 31, 1996, the Company entered into a new credit agreement ("Credit Agreement") with a group of banks. Under the terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20,000,000, due June 30, 2001 which was paid in full in September, 1998. At this date, the Company also reduced the amount available under the revolving credit and letter of credit facility from $25,000,000 to $15,000,000 maturing December 31, 2001. Up to $12,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of March 31, 1999, the borrowing base was approximately $27.3 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and the issuance of additional debt, amongst other matters. Under the terms of the Company's debt agreement, $35.9 million was available for dividends or repurchase of stock at March 31, 1999. The Company is in compliance with the provisions of the Credit Agreement.

         As of March 31, 1999, the Company had outstanding letters of credit of approximately $5.5 million used principally to support insurance and bonding programs.

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

         The Company continues to be liable for liabilities associated with sold or discontinued businesses prior to the sale or disposition including, in certain instances, liabilities arising from Company self-insurance programs, unfunded pension liabilities, warranty and rectification claims, environmental clean-up matters, and unresolved litigation arising in the normal course of the former business activities. Management has made estimates as to the amount and timing of the payment of such liabilities which are reflected in the accompanying consolidated financial statements. Given the subjective nature of many of these liabilities, their ultimate outcome cannot be predicted with certainty. However, based upon currently available information, management does not expect that the ultimate outcome of such matters will have a material effect on the condensed consolidated financial statements.

         The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At March 31, 1999, the Company has recorded reserves of approximately $4.9 million, representing management's and the third parties' best estimate of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that additional costs that could be incurred would have a material effect on the condensed consolidated financial statements.

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

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


Results Of Operations
---------------------

Revenues for the first quarter of 1999 were $59.9 million, a decrease of $2.6 million, or 4.2%, when compared to the first quarter of 1998. Strong orders experienced in the Southeast and East were offset by a shortfall of orders in the Midwest and Canada. Order rates in these two regions have been slow since late last year with several large snowfalls slowing business in the Midwest and Canada along with a general slowdown in the Canadian economy. However, due to a combination of lower discounts to customers and lower material costs, gross margin increased from 18.7% to 19.3% for the three months ended March 31, 1998 and 1999, respectively. Thus gross profit for the three months ended March 31, 1999 remained fairly flat compared to the same period in 1998 at approximately $11.6 million.

Selling, general and administrative expenses ("S,G & A") increased $.2 million in the first quarter of 1999 compared to the first quarter of 1998. Several salespersons were added after the first quarter of 1998 to accommodate increased business. The Company also continues to use temporary resources to complete several high priority systems projects.

The combination of decreased revenues and a slight increase in S,G & A expenses resulted in operating income of $5.5 million for the three months ended March 31, 1999 compared to $5.8 million in 1998, a 4.2% decrease.
However, operating income as a percent of revenues stayed constant at 9.2%.

Income before taxes improved for the three months ended March 31, 1999 from the same period in 1998 as a result of reduced interest expense and increased interest income. Interest expense declined $.3 million from 1998 as the term loan was paid in full in September 1998. Other income-net, which consists almost entirely of interest income, increased $.2 million for the three months ended March 31, 1999 from the same period in 1998 due to higher average cash balances between years.

Net income was $3.7 million, $.23 per share, during the three months ended March 31, 1999 compared to $3.5 million, $.22 per share, in the same period in 1998. Favorable pricing and material costs, lower interest costs and higher interest income all contributed to improved results for the first three months of 1999.

Backlog of Orders
-----------------

At March 31, 1999 the backlog of unfilled orders believed to be firm was approximately $71.5 million compared to a backlog of $75.6 million at March 31, 1998 and $69.3 million at December 31, 1998.

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

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1999, the Company generated $2.6 million of cash from its operating activities compared to $5.8 million during the same period in 1998. Operating cash flow in 1999 benefited from pre-tax income of $6.0 million offset by uses of cash primarily associated with seasonal working capital requirements. In the first quarter of 1999, the Company paid cash state income taxes for the first time in many years. The Company also made deposits totalling $2.6 million related to equipment for the Tennessee plant. These amounts will be reimbursed when operating leases are put in place.

During the three months ended March 31, 1999, the Company spent approximately $1.5 million related to discontinued operations. Expenditures were related to payments on cleanup of environmental sites and resolving worker's compensation and general liability cases from sold businesses. Expenditures for these matters are dependent on several factors including construction activity of the cleanup sites and the ability to settle litigation on favorable terms. Management will continue to pursue settlement of these matters where possible and where favorable resolution can be accomplished.

Cash spent for additions to the Company's plant and equipment was $2.9 million. Capital spending in 1999 and subsequent years will be at higher levels than the Company has experienced as the Company moves forward with the new Tennessee plant. Capital expenditures for the new plant for the three months ended March 31, 1999 were $1.0 million.

The Company paid down $1.3 million of debt during the three months ended March 31, 1998 per the terms of the Credit Agreement. In September 1998, the remaining term loan balance of $15.0 million was paid in full and availability under the revolving credit was reduced to $15.0 million. See Note 4.

The Company's credit facility has current maximum availability of $15.0 million and expires on December 31, 2001. Availability under the $15.0 million revolving credit portion of the Credit Facility is based on a percentage of eligible accounts receivable and inventory. At March 31, 1999, the Borrowing Base was estimated to be $27.3 million. As collateral under the Credit Facility, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries, as defined. The Company had unused availability under the Credit Facility of $9.5 million at March 31, 1999. The Company reduced its letters of credit balance from approximately $8.4 million as of December 31, 1998 to $5.5 million as of March 31, 1999.

Year 2000
---------

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

Management believes the modifications of its business computer systems will be completed in adequate time to enable proper processing of transactions relating to the Year 2000 and beyond. The anticipated date of completion of these modifications is August 1999. Expenditures for this process approximate $2.3 million to date and the Company has budgeted an additional $.5 million for completion. Until the assessment of manufacturing equipment and facilities has been completed, it is impossible to determine, with any degree of certainty, the timetable for completion of potential modifications or related costs. However, preliminary observations of equipment and facilities which could create an element of Year 2000 risk indicate that costs of possible modifications would not be material and would be completed in adequate time to minimize any significant Year 2000 risks.

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

The Company cannot predict the likelihood of a significant disruption of its customers' or suppliers' businesses or of the economy as a whole, either of which could have a material adverse impact on the Company.

This is a Year 2000 Readiness Disclosure Statement within the meaning of the Year 2000 Information and Readiness Disclosure Act (P.L.105-271).

"Safe Harbor" Provisions
------------------------

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

Developments in any of these areas, which are more fully described in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1998, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

The Company cautions that the foregoing list of important factors is not inclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.



ITEM 2.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          Not applicable.

                                     PART II
                                OTHER INFORMATION
                                -----------------



Item 1.         Legal Proceedings

                Information describing certain of the Company's legal proceedings and environmental matters is included in Part 1,
                Item 1, in Note 5 of the "Notes to Condensed Consolidated Financial Statements," and in Part 1, Item 2, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Litigation" and "Environmental Matters," and is hereby incorporated by reference.

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






                                           ROBERTSON-CECO CORPORATION
                                           -------------------------------------
                                                         (Registrant)






                                   By:    /s/ Patrick G. McNulty
                                          --------------------------------------
                                          Patrick G. McNulty
                                          Corporate Controller





May 12, 1999

                           ROBERTSON-CECO CORPORATION
                                  EXHIBIT INDEX
                                  -------------




EXHIBIT 11 -              Computation of Earnings Per Common Share

EXHIBIT 27 -              Financial Data Schedule