Form 10-Q
period 1999-06-30
ROBERTSON CECO CORP
filed 1999-08-16
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

[    ]   Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the transition period from            to
                               ----------    ----------
Commission File Number     1-10659
                           -------

                           ROBERTSON-CECO CORPORATION

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                      Delaware                                  36-3479146
        --------------------------------                    ------------------
          (State or other jurisdiction                         I.R.S. Employer
        of incorporation or organization)                    Identification No.

5000 Executive Parkway, Ste. 425, San Ramon, California             94583
-------------------------------------------------------     --------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:              925-543-7599
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
                                       Yes         X        No
                                                 -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at August 10, 1999
---------------------------------------          ------------------------------
Common Stock, par value $0.01 per share                  16,111,550

                           ROBERTSON-CECO CORPORATION

                                    Form 10-Q

                         For Quarter Ended June 30, 1999

                                      INDEX



PART I.  FINANCIAL INFORMATION:

Item 1.       Financial Statements:

                  Condensed Consolidated Balance Sheets --
                        June 30, 1999 and December 31, 1998...................3

                  Condensed Consolidated Statements of Operations --
                        Three and Six Months Ended June 30, 1999 and 1998.....5

                  Condensed Consolidated Statements of Cash Flows --
                        Six Months Ended June 30, 1999 and 1998 ..............7

                  Notes to Condensed Consolidated Financial
                        Statements ...........................................8

Item 2.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations .................12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk 16

PART II. OTHER INFORMATION:

Item 1.       Legal Proceedings .............................................17

Item 4.       Submission of Matters to a Vote of Security Holders ...........17

Item 5.       Other Information  ............................................17

Item 6.       Exhibits and Reports on Form 8-K ..............................17

Signatures ..................................................................19

Exhibit Index ...............................................................20

ITEM 1.                       FINANCIAL STATEMENTS
                           ROBERTSON-CECO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                    June 30                 December 31
                                                                      1999                        1998
                                                                 ------------                 ------------
                             -- ASSETS--

CURRENT ASSETS:
     Cash and cash equivalents..............................     $     36,702                 $     38,203
     Accounts and notes receivable, net.....................           27,064                       29,878
     Inventories:
         Work in process....................................            4,511                        4,121
         Material and supplies..............................            8,462                        7,397
                                                                 ------------                 ------------

         Total inventories..................................           12,973                       11,518

     Deferred taxes, current................................            4,597                        4,476
     Other current assets...................................            5,597                          621
                                                                 ------------                 ------------

         Total current assets...............................           86,933                       84,696

PROPERTY - at cost..........................................           59,194                       53,109
     Less accumulated depreciation..........................          (26,380)                     (25,900)
                                                                 ------------                 ------------

         Property, net......................................           32,814                       27,209

DEFERRED TAXES..............................................            5,472                        6,543
EXCESS OF COST OVER NET ASSETS OF
     ACQUIRED BUSINESSES - NET..............................           24,541                       24,955
OTHER NON-CURRENT ASSETS....................................              964                          758
                                                                 ------------                 ------------

     TOTAL ASSETS...........................................     $    150,724                 $    144,161
                                                                 ============                 ============









                             See Notes to Condensed Consolidated Financial Statements

                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)
--------------------------------------------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                    June 30                    December 31
                                                                      1999                        1998
                                                                  -----------                  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, principally trade....................        $  11,946                    $  11,340
     Accrued payroll and benefits...........................            6,147                        8,137
     Other accrued liabilities..............................           14,671                       14,156
                                                                  -----------                  -----------

     Total current liabilities..............................           32,764                       33,633

OTHER LONG-TERM LIABILITIES.................................           36,356                       38,556
                                                                  -----------                  -----------

TOTAL LIABILITIES...........................................           69,120                       72,189
                                                                  -----------                  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Common stock, par value $0.01 per share................              161                          161
     Capital surplus........................................          178,233                      178,233
     Accumulated deficit ...................................          (96,452)                    (105,654)
     Deferred compensation..................................              (90)                        (105)
     Accumulated other comprehensive income.................             (248)                        (663)
                                                                  -----------                  -----------

         Stockholders' equity...............................           81,604                       71,972
                                                                  -----------                  -----------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY......................      $   150,724                  $   144,161
                                                                  ===========                  ===========






                             See Notes to Condensed Consolidated Financial Statements

                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                    Three Months Ended          Six Months Ended
                                                          June 30                   June 30
                                                  ----------------------    ----------------------

                                                     1999         1998         1999          1998
                                                  ---------    ---------    ---------    ---------


NET REVENUES ..................................   $  67,635    $  74,217    $ 127,499    $ 136,706

COST OF SALES .................................      53,323       58,221      101,606      109,048
                                                  ---------    ---------    ---------    ---------

GROSS PROFIT...................................      14,312      15,996       25,893       27,658

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES ..................       5,789        5,875       11,840       11,764
                                                  ---------    ---------    ---------    ---------

OPERATING INCOME ..............................       8,523       10,121       14,053       15,894
                                                  ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
     Interest expense .........................         (27)        (306)         (74)        (647)
     Other income - net .......................         415          442          960          758
                                                  ---------    ---------    ---------    ---------

                                                        388          136          886          111
                                                  ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES ....................       8,911       10,257       14,939       16,005
INCOME TAXES ..................................       3,438        3,738        5,737        5,978
                                                  ---------    ---------    ---------    ---------

NET INCOME ....................................   $   5,473    $   6,519    $   9,202    $  10,027
                                                  =========    =========    =========    =========










                             See Notes to Condensed Consolidated Financial Statements

                           ROBERTSON-CECO CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended          Six Months Ended
                                                          June 30                   June 30
                                                  ----------------------    ----------------------

                                                     1999         1998         1999          1998
                                                  ---------    ---------    ---------    ---------



ACCUMULATED DEFICIT AT
     BEGINNING OF PERIOD ......................  $(101,925)   $(124,665)   $(105,654)   $(128,173)
NET INCOME ...................................       5,473        6,519        9,202       10,027
                                                 ---------    ---------    ---------    ---------

ACCUMULATED DEFICIT AT
              END OF PERIOD...................   $ (96,452)   $(118,146)   $ (96,452)   $(118,146)
                                                 =========    =========    =========    =========


BASIC/DILUTED INCOME
      PER COMMON SHARE .......................   $     .34    $     .41    $     .57    $     .62
                                                 =========    =========    =========    =========

SHARES USED IN INCOME
      PER SHARE CALCULATION...................      16,063       16,060       16,063       16,060
                                                 =========    =========    =========    =========

















                             See Notes to Condensed Consolidated Financial Statements

                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)
                                Six Months Ended
                                                                                             June 30
                                                                       -----------------------------------------
                                                                            1999                        1998
                                                                       -------------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................      $   9,202                   $  10,027
Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization................................          2,706                       2,498
     Deferred income taxes........................................          4,435                       5,978
     Changes in assets and liabilities:
         (Increase) decrease in accounts and notes receivable.....          2,814                      (2,048)
         Increase in inventories..................................         (1,455)                       (769)
         Increase (decrease) in accounts payable..................            606                        (768)
         Net changes in other assets and liabilities..............         (8,598)                     (3,449)
                                                                        ---------                   ---------

     NET CASH PROVIDED BY OPERATING
         ACTIVITIES...............................................          9,710                      11,469
                                                                        ---------                   ---------

     NET CASH USED FOR DISCONTINUED
         OPERATIONS...............................................         (3,309)                     (1,376)
                                                                        ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................................         (7,902)                     (2,298)
                                                                        ---------                   ---------

     NET CASH USED FOR INVESTING ACTIVITIES                                (7,902)                     (2,298)
                                                                        ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings .................................            -                        (2,500)
                                                                        ---------                   ---------

     NET CASH USED FOR FINANCING ACTIVITIES.......................            -                        (2,500)
                                                                        ---------                   ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS.........................................         (1,501)                      5,295
CASH AND CASH EQUIVALENTS -
     BEGINNING OF PERIOD..........................................         38,203                      19,461
                                                                        ---------                    --------
CASH AND CASH EQUIVALENTS -
     END OF PERIOD................................................      $  36,702                   $  24,756
                                                                        =========                   =========

SUPPLEMENTAL CASH FLOW DATA:
     Cash payments made for:
         Interest.................................................      $      60                   $     606
                                                                        =========                   =========
         Income taxes.............................................      $   1,302                   $       -
                                                                        =========                   ===============


                             See Notes to Condensed Consolidated Financial Statements

                           ROBERTSON-CECO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") was issued in June 1998 with adoption required for fiscal years beginning after December 31, 1998. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities and foreign currency translation adjustments). The dollar amount of the Company's adjustments required by SFAS No. 130 is not significant so there is not a significant difference between net income and comprehensive income for the three and six months ended June 30, 1999 and 1998.

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

3.       OTHER LIABILITIES
         -----------------

         Other accrued liabilities consisted of the following:

                                                                                June 30              December 31
                                                                                 1999                  1998
                                                                            ------------            ------------
                                                                                       (In thousands)

         Reserves related to sold or discontinued businesses-
           Insurance liabilities ......................................     $        760            $        928
           Environmental...............................................            1,750                   1,750
           Warranty claim settlement  .................................            1,000                   1,000
           Other  .....................................................              846                     845
                                                                            ------------            ------------
                                                                                   4,356                   4,523
                                                                            ------------            ------------

         Warranty and backcharges......................................            2,008                   2,607
         Deferred revenue..............................................              790                     500
         Other    .....................................................            7,517                   6,526
                                                                            ------------            ------------
                                                                            $     14,671            $     14,156
                                                                            ============            ============


         Other long-term liabilities consisted of the following:

         Reserves related to sold or discontinued businesses -
           Insurance liabilities ......................................     $      4,848            $      6,225
           Environmental ..............................................            2,794                   3,572
           Warranty claim settlement...................................            1,500                   2,000
           Dispositions ...............................................            3,801                   3,973
           Other   ....................................................            4,801                   4,915
                                                                            ------------            ------------
                                                                                  17,744                  20,685
                                                                            ------------            ------------
         Warranty and backcharges .....................................            1,911                   2,399
         Other    .....................................................           16,701                  15,472
                                                                            ------------            ------------
                                                                            $     36,356            $     38,556
                                                                            ============            ============

See Note 5 regarding contingencies.

4.       DEBT
         ----

         Under the terms of the Company's Credit Agreement the Company has a revolving credit and letter of credit facility of $15,000,000 maturing December 31, 2001. Up to $12,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of June 30, 1999, the borrowing base was approximately $27.8 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and the issuance of additional debt, amongst other matters. Under the terms of the Company's debt agreement, $39.9 million was available for dividends or repurchase of stock at June 30, 1999. The Company is in compliance with the provisions of the Credit Agreement.

         As of June 30, 1999, the Company had outstanding letters of credit of approximately $5.8 million used principally to support insurance and bonding programs.

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

         The Company continues to be liable for liabilities associated with sold or discontinued businesses prior to the sale or disposition including, in certain instances, liabilities arising from Company self-insurance programs, pension liabilities, warranty and rectification claims, environmental clean-up matters, and unresolved litigation arising in the normal course of the former business activities. Management has made estimates as to the amount and timing of the payment of such liabilities which are reflected in the accompanying consolidated financial statements. Given the subjective nature of many of these liabilities, their ultimate outcome cannot be predicted with certainty. However, based upon currently available information, management does not expect that the ultimate outcome of such matters will have a material effect on the condensed consolidated financial statements.

         The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At June 30, 1999, the Company had recorded reserves of approximately $4.5 million, representing management's and the third parties' best estimate of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that additional costs that could be incurred would have a material adverse effect on the condensed consolidated financial statements.

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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results Of Operations
---------------------

Revenues for the second quarter of 1999 were $67.6 million, a decrease of $6.6 million, or 8.9%, when compared to the second quarter of 1998. For the six months ended June 30, 1999, revenues were $127.5 million compared to $136.7 million in 1998, a decrease of $9.2 million, or 6.7%. Strong orders experienced in the Southeast and East continue to be offset by a shortfall of orders in the Midwest and Canada. Order rates in these two regions slowed late last year with several large snowfalls slowing incoming business in the Midwest and Canada. Also, there has been a general slowdown in the Canadian construction economy. However, as builders have worked off their backlogs, the Company has seen incoming orders increase to more satisfactory levels. As of June 30, 1999, the backlog of unfilled orders believed to be firm was approximately $92.6 million, $6.4 million higher than at the same date last year. Decreased revenues in 1999 directly impacted gross profits which decreased $1.7 million and $1.8 million for the three and six months ended June 30, 1999, respectively, from the same periods in 1998. Gross margin decreased slightly to 21.2% in the second quarter of 1999 from 21.6% in 1998. For the six months ended June 30, 1999, the gross margin stayed fairly constant at 20.3%.

Selling, general and administrative expenses ("S,G & A") decreased $.1 million in the second quarter of 1999 compared to the second quarter of 1998. Year-to-date S,G & A expenses remained fairly constant in 1999 from the same six month period ended 1998. The Company continues to use temporary resources to complete several high priority systems projects. These costs were offset by lower bad debt expense and the effect of a favorable buyout of retiree life benefits.

Operating income was $8.5 million for the three months ended June 30, 1999, compared to $10.1 million in 1998, a 15.8% decrease. For the six months ended June 30, 1999 operating income was $14.1 million compared to $15.9 million for the same period ended 1998, a 11.6% decrease.

Interest expense declined $.3 million for the three months ended June 30, 1999 from the prior year to approximately $27,000. For the six months ended June 30, 1999 interest expense declined $.6 million from the same period ended 1998 to $.1 million. All debt (other than the outstanding letters of credit) was repaid in September, 1998. The interest cost in 1999 relates to the Company's letters of credit. Other income-net consists almost entirely of interest income and remained fairly constant for the three month period ended June 30, 1998 and 1999, and increased $.2 million for the six months ended June 30, 1999 from the same period in 1998. This increase is the direct result of higher average cash balances between years.

Net income was $5.5 million, $.34 per share, during the three months ended June 30, 1999 compared to $6.5 million, $.41 per share, in the same period in 1998. For the six months ended June 30, 1999 and 1998, net income was $9.2 million and $10.0 million, or $.57 per share and $.62 per share, respectively. Decreased revenues, partially offset by lower interest costs and higher interest income, caused the three and six month periods ended June 30, 1999 to be unfavorable to the same period last year.

Backlog of Orders
-----------------

At June 30, 1999, the backlog of unfilled orders believed to be firm was approximately $92.6 million compared to a backlog of $86.2 million at June 30, 1998 and $69.3 million at December 31, 1998.

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

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1999, the Company generated $9.7 million of cash from its operating activities compared to $11.5 million during the same period ended 1998. Operating cash flow in 1999 declined from 1998 due to payments made for state income tax totaling $1.3 million and deposits made totaling $4.6 million (reflected in other current assets) related to equipment purchases for the Tennessee plant. Management expects that these deposits will be reimbursed when operating leases are put in place later in the year. Strong collections on receivables in the second quarter of 1999 mitigated the impact of cash paid for taxes and the deposits.

During the six months ended June 30, 1999, the Company reduced reserves by approximately $3.3 million related to discontinued operations compared to a reduction of $1.4 million during the same period in 1998. These reductions were primarily related to payments on cleanup of environmental sites and resolving worker's compensation and general liability cases from sold businesses. Expenditures for these matters are dependent on several factors including construction activity at the clean up sites and the ability of the company to settle litigation on favorable terms. Management will continue to pursue settlement of these matters where possible and where favorable resolution can be accomplished.

Cash spent for additions to the Company's plant and equipment was $7.9 million. Capital spending in 1999 and subsequent years will be at higher levels than the Company has experienced in recent years as the Company moves forward with the new Tennessee plant and upgrades and improves existing equipment. Capital expenditures for the new plant for the six months ended June 30, 1999 were $2.7 million.

The Company paid down $2.5 million of debt during the six months ended June 30, 1998 per the terms of the Credit Agreement. In September, 1998, the remaining term loan balance of $12.5 million was paid in full and availability under the revolving credit was reduced to $15.0 million. See Note 4.

Cash and cash equivalents decreased by $1.5 million during the first six months ended June 30, 1999 and increased $5.3 million during the same period ended 1998. At June 30, 1999 and 1998 the Company had $36.7 million and $24.8 million of cash and cash equivalents, respectively.

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

Management believes the modifications of its business computer systems will be completed in adequate time to enable proper processing of transactions relating to the Year 2000 and beyond. At this point, all programming and software upgrade tasks have been completed and implemented. The anticipated date of completion of the final testing is September 1999. Expenditures for this process approximate $3.0 million to date and the Company has budgeted an additional $.1 million for completion. Until the assessment of manufacturing equipment and facilities has been completed, we cannot state with any degree of certainty the timetable for completion of potential modifications or related costs. However, the review of equipment and facilities which could create an element of Year 2000 risk indicates that costs of possible modifications would not be material and would be completed in adequate time to minimize any significant Year 2000 risks.

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




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

                  Not Applicable

                                     PART II
                                OTHER INFORMATION


Item 1.         Legal Proceedings

                Information describing certain of the Company's legal proceedings and environmental matters is included in Part 1,
                Item 1, in Note 5 to the "Notes to Condensed Consolidated Financial Statements," and in Part 1, Item 2, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Litigation" and "Environmental Matters," and is hereby incorporated by reference.

Item 4.         Submission of Matters to a Vote of Security Stockholders

                The Company's Annual Meeting (the "Annual Meeting") of Stockholders was held on May 18, 1999. The only matter voted on was the election of directors. Set forth below is the tabulation of the votes:

                NAME                                   FOR             WITHHELD

                Andrew G.C. Sage, II               14,119,622          10,339
                Michael E. Heisley, Sr.            14,120,124           9,837
                Michael E. Heisley, Jr.            14,120,853           9,108
                E.A. Roskovensky                   14,120,920           9,041
                Frank A. Benevento                 14,120,918           9,043
                Stanley G. Berman                  14,120,921           9,040
                Stanley H. Meadows                 14,120,921           9,040
                Gregg C. Sage                      14,120,847           9,114

Item 5.         Other Information

                Shareholders wishing to bring a proposal before the 2000 Annual Meeting of the Shareholders (but not include it in the Company's Proxy Statement) must cause written notice of the proposal to be received by the Company at the principal executive offices at 5000 Executive Parkway, Suite 425, San Ramon, CA 94583 by no later than March 10, 2000.

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






                                        ROBERTSON-CECO CORPORATION
                                        --------------------------
                                                (Registrant)






                      By:  /s/ Patrick G. McNulty
                               -------------------
                               Patrick G. McNulty
                               Corporate Controller





August 13, 1999
---------------

                           ROBERTSON-CECO CORPORATION
                                  EXHIBIT INDEX




EXHIBIT 11 -              Computation of Earnings Per Common Share

EXHIBIT 27 -              Financial Data Schedule