Form 10-Q
period 1999-09-30
ROBERTSON CECO CORP
filed 1999-11-15
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       OR

[    ]   Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number     1-10659
                           -------

                           ROBERTSON-CECO CORPORATION

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                  Delaware                                36-3479146
                  --------                                ----------
      (State or other jurisdiction                       I.R.S. Employer
    of incorporation or organization)                  Identification No.

5000 Executive Parkway, Ste. 425, San Ramon, California            94583
-------------------------------------------------------       ------------------
            (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:             925-543-7599
                                                               -----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes         X        No
                                                    ----------        ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at November 6, 1999
---------------------------------------          -------------------------------
Common Stock, par value $0.01 per share                    16,111,550

                           ROBERTSON-CECO CORPORATION

                                    Form 10-Q
                                    ---------

                      For Quarter Ended September 30, 1999
                      ------------------------------------

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets --
                   September 30, 1999 and December 31, 1998....................3

             Condensed Consolidated Statements of Operations --
                   Three and Nine Months Ended September 30, 1999 and 1998.....5

             Condensed Consolidated Statements of Cash Flows --
                   Nine Months Ended September 30, 1999 and 1998 ..............7

             Notes to Condensed Consolidated Financial
                   Statements .................................................8

Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .......................12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ......16

PART II. OTHER INFORMATION:

Item 1.       Legal Proceedings ..............................................17

Item 4.       Submission of Matters to a Vote of Security Holders ............17

Item 5.       Other Information  .............................................17

Item 6.       Exhibits and Reports on Form 8-K ...............................17

Signatures ...................................................................18

Exhibit Index ................................................................19


ITEM 1.                                        FINANCIAL STATEMENTS
                                            ROBERTSON-CECO CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
                                                  (In thousands)
                                                    (Unaudited)

                                                               September 30                 December 31
                                                                      1999                        1998
                                                               --------------                ---------------
                             -- ASSETS--

CURRENT ASSETS:
     Cash and cash equivalents..............................     $     38,329                 $     38,203
     Accounts and notes receivable, net.....................           35,425                       29,878
     Inventories:
         Work in process....................................            5,583                        4,121
         Material and supplies..............................           12,443                        7,397
                                                                 ------------                 ------------

         Total inventories..................................           18,026                       11,518

     Deferred taxes, current................................            4,346                        4,476
     Other current assets...................................           11,280                          621
                                                                 ------------                 ------------

         Total current assets...............................          107,406                       84,696

PROPERTY - at cost..........................................           63,881                       53,109
     Less accumulated depreciation..........................          (25,908)                     (25,900)
                                                                 ------------                 ------------

         Property, net......................................           37,973                       27,209

DEFERRED TAXES..............................................            3,388                        6,543
EXCESS OF COST OVER NET ASSETS OF
     ACQUIRED BUSINESSES - NET..............................           24,334                       24,955
OTHER NON-CURRENT ASSETS....................................            1,114                          758
                                                                 ------------                 ------------

     TOTAL ASSETS...........................................     $    174,215                 $    144,161
                                                                 ============                 ============









                             See Notes to Condensed Consolidated Financial Statements



                                            ROBERTSON-CECO CORPORATION
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)
-------------------------------------------------------------------------------------------------------------------
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                               September 30                 December 31
                                                                      1999                        1998
                                                               --------------               ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, principally trade....................        $  18,232                    $  11,340
     Accrued payroll and benefits...........................            7,366                        8,137
     Other accrued liabilities..............................           19,700                       14,156
                                                                  -----------                  -----------

     Total current liabilities..............................           45,298                       33,633

OTHER LONG-TERM LIABILITIES.................................           31,467                       38,556
                                                                  -----------                  -----------

TOTAL LIABILITIES...........................................           76,765                       72,189
                                                                  -----------                  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Common stock, par value $0.01 per share................              161                          161
     Capital surplus........................................          178,233                      178,233
     Accumulated deficit ...................................          (80,707)                    (105,654)
     Deferred compensation..................................              (82)                        (105)
     Accumulated other comprehensive income.................             (155)                        (663)
                                                                  -----------                  -----------

         Stockholders' equity...............................           97,450                       71,972
                                                                  -----------                  -----------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY......................         $174,215                     $144,161
                                                                  ===========                  ===========






                             See Notes to Condensed Consolidated Financial Statements



                                            ROBERTSON-CECO CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------
                                                   (In thousands)
                                                    (Unaudited)

                                                    Three Months Ended         Nine Months Ended
                                                        September 30              September 30
                                                 -------------------------    ---------------------

                                                     1999            1998        1999        1998
                                                 -----------     ----------   ---------   ---------


NET REVENUES ...............                       $  78,169    $  78,281    $ 205,669    $ 214,987

COST OF SALES ..............                          60,588       61,808      162,194      170,857
                                                   ---------    ---------    ---------    ---------

GROSS PROFIT ...............                          17,581       16,473       43,475       44,130

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                           7,092        6,263       18,933       18,026
                                                   ---------    ---------    ---------    ---------

OPERATING INCOME ...........                          10,489       10,210       24,542       26,104
                                                   ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
     Interest expense ......                             (28)        (370)        (101)      (1,017)
     Other income - net ....                             566          473        1,525        1,231
                                                   ---------    ---------    ---------    ---------

                                                         538          103        1,424          214
                                                   ---------    ---------    ---------    ---------

INCOME FROM CONTINUING
    OPERATIONS BEFORE INCOME
       TAXES ...............                          11,027       10,313       25,966       26,318

INCOME TAXES ...............                           4,275        4,028       10,012       10,006
                                                   ---------    ---------    ---------    ---------

INCOME FROM CONTINUING
      OPERATIONS ...........                           6,752        6,285       15,954       16,312

GAIN ON DISCONTINUED
      OPERATIONS ...........                           8,993         --          8,993         --
                                                   ---------    ---------    ---------    ---------

NET INCOME .................                       $  15,745    $   6,285    $  24,947    $  16,312
                                                   =========    =========    =========    =========


                             See Notes to Condensed Consolidated Financial Statements



                                            ROBERTSON-CECO CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONT'D)
-------------------------------------------------------------------------------------------------------------------
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                      Three Months Ended                  Nine Months Ended
                                                          September 30                       September 30
                                                 -------------------------------       -------------------------

                                                     1999               1998               1999          1998
                                                 -------------       -----------       -----------   -----------


ACCUMULATED DEFICIT AT
     BEGINNING OF PERIOD.......................  $     (96,452)      $  (118,146)     $  (105,654)     $(128,173)
NET INCOME.....................................         15,745             6,285           24,947         16,312
                                                 -------------    --------------    -------------   ------------

ACCUMULATED DEFICIT AT
              END OF PERIOD....................  $     (80,707)   $     (111,861)   $     (80,707)  $   (111,861)
                                                 =============    ==============    =============   ============

BASIC/DILUTED INCOME PER
      COMMON SHARE:

      FROM CONTINUING
           OPERATIONS..........................  $         .42    $          .39    $         .99   $       1.02
      FROM DISCONTINUED
           OPERATIONS..........................  $         .56    $           -     $         .56   $          -
                                                 -------------    --------------    -------------   ------------
      TOTAL...................................   $         .98    $          .39    $        1.55   $       1.02
                                                 ==============   ===============   ==============  ============

WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES
        OUTSTANDING............................         16,063            16,060           16,063         16,060
                                                 =============    ==============    =============   ============














                             See Notes to Condensed Consolidated Financial Statements



                                            ROBERTSON-CECO CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                  (In thousands)
                                                    (Unaudited)

                                                                                     Nine Months Ended
                                                                                             September 30
                                                                       -----------------------------------------
                                                                            1999                        1998
                                                                       -------------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations.................................      $  15,954                   $  16,312
Adjustments to reconcile income from continuing operations
     to net cash provided by (used for) operating activities:
     Depreciation and amortization................................          4,086                       3,921
     Deferred income taxes........................................          8,710                      10,006
     Changes in assets and liabilities:
         Increase in accounts and notes receivable................         (5,547)                     (1,121)
         Increase in inventories..................................         (6,508)                     (1,777)
         Increase (decrease) in accounts payable..................          6,892                        (591)
         Net changes in other assets and liabilities..............         (7,418)                     (2,718)
                                                                        ---------                   ---------

     NET CASH PROVIDED BY OPERATING
         ACTIVITIES...............................................         16,169                      24,032
                                                                        ---------                   ---------

     NET CASH USED FOR DISCONTINUED
         OPERATIONS...............................................         (1,559)                     (2,112)
                                                                        ---------                   ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Capital expenditures..............................................        (14,484)                     (2,916)
                                                                        ---------                   ---------

     NET CASH USED FOR INVESTING ACTIVITIES                               (14,484)                     (2,916)
                                                                       ----------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings .................................            -                       (15,000)
                                                                        ---------                   ----------

     NET CASH USED FOR FINANCING ACTIVITIES.......................           -                        (15,000)
                                                                        ---------                   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS.........................            126                       4,004
CASH AND CASH EQUIVALENTS -
     BEGINNING OF PERIOD..........................................         38,203                      19,461
                                                                        ---------                    --------
CASH AND CASH EQUIVALENTS -
     END OF PERIOD................................................      $  38,329                   $  23,465
                                                                        =========                   =========

SUPPLEMENTAL CASH FLOW DATA:
     Cash payments made for:
         Interest.................................................      $      88                   $     845
                                                                        =========                   =========
         Income taxes.............................................      $   1,302                   $       -
                                                                        =========                   ===============


                             See Notes to Condensed Consolidated Financial Statements

                           ROBERTSON-CECO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

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

3.       OTHER LIABILITIES
         -----------------

         Other accrued liabilities consisted of the following:


                                                                           September 30              December 31
                                                                                 1999                  1998
                                                                            ----------              ------------

                                                                                       (In thousands)

         Reserves related to sold or discontinued businesses-
           Insurance liabilities ......................................     $        760            $        928
           Environmental...............................................            1,750                   1,750
           Warranty claim settlement  .................................            1,000                   1,000
           Other  .....................................................              446                     845
                                                                            ------------            ------------
                                                                                   3,956                   4,523
                                                                            ------------            ------------

         Warranty and backcharges......................................            1,800                   2,607
         Deferred revenue..............................................              623                     500
         Other    .....................................................           13,321                   6,526
                                                                            ------------            ------------
                                                                            $     19,700            $     14,156
                                                                            ============            ============


         Other long-term liabilities consisted of the following:


         Reserves related to sold or discontinued businesses -
           Insurance liabilities ......................................     $      3,863            $      6,225
           Environmental ..............................................            3,742                   3,572
           Warranty claim settlement...................................            1,250                   2,000
           Dispositions ...............................................            2,106                   3,973
           Other   ....................................................            2,784                   4,915
                                                                            ------------            ------------
                                                                                  13,745                  20,685
                                                                            ------------            ------------
         Warranty and backcharges .....................................            2,080                   2,399
         Other    .....................................................           15,642                  15,472
                                                                            ------------            ------------
                                                                            $     31,467            $     38,556
                                                                            ============            ============


See Note 5 regarding contingencies.

4.       DEBT
         ----

         Under the terms of the Company's Credit Agreement the Company has a revolving credit and letter of credit facility of $15,000,000 maturing December 31, 2001. Up to $12,000,000 of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of September 30, 1999, the borrowing base was approximately $36.7 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and the issuance of additional debt, amongst other matters. Under the terms of the Company's debt agreement, $45.4 million was available for dividends or repurchase of stock at September 30, 1999. The Company is in compliance with the provisions of the Credit Agreement.

         As of September 30, 1999, the Company had outstanding letters of credit of approximately $5.7 million used principally to support insurance and bonding programs.

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

         The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At September 30, 1999, the Company had recorded reserves of approximately $5.5 million, representing management's and the third parties' best estimate of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next four years. In addition, the Company continues to be liable for other costs associated with sold or discontinued businesses prior to their sale or disposition including, in certain instances, liabilities arising from Company self-insurance programs, pension liabilities, warranty and rectification claims and unresolved litigation arising in the normal course of the former business activities. Management has made estimates as to the amount and timing of the payment of such liabilities which are reflected in the accompanying consolidated financial statements. Given the subjective nature of many of these liabilities, their ultimate outcome cannot be predicted with certainty. However, based upon currently available information, management does not expect that the ultimate outcome of such matters will have a material effect on the condensed consolidated financial statements. See
         Note 6.

         With respect to the environmental clean-up matters, the Company claimed coverage under its insurance policies for past and future clean-up costs related to certain sites for which the Company believes it is entitled to defense and indemnification under the policies. The insurer refused to admit or deny coverage. As a result, the Company filed a complaint against the insurer seeking to recover past and future clean-up costs. During the third quarter of 1999, the Company reached a settlement with its insurance carrier. See Note 6.

6.       GAIN ON DISCONTINUED OPERATIONS
         -------------------------------

         During the third quarter of 1999, the Company recorded a gain on discontinued operations in the amount of $12.3 million before income taxes of $3.3 million. Included in the gain is a cash recovery related to the Company's Canadian defined benefit pension plan. The plan was terminated and the excess pension assets were distributed to the Company and the participants. Also included is an amount representing the portion of a settlement with one of the Company's environmental insurance carriers related to various past expenditures for environmental liabilities pertaining to certain activities of the former H.H. Robertson Company. The Company reached an agreement with that insurance carrier that will result in a lump sum payment to the Company in exchange for a release to the insurance carrier of any further liability related to most of such liabilities. The Company reevaluated various reserves for warranty, worker's compensation, general liability and other contingencies related to these sold or discontinued businesses and adjusted the reserves downward to more accurately reflect the Company's continuing exposure for these matters.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


Results Of Operations
---------------------

Revenues for the third quarter of 1999 were $78.2 million, a slight decrease from the third quarter of 1998. For the nine months ended September 30, 1999, revenues were $205.7 million compared to $215.0 million in 1998, a decrease of $9.3 million, or 4.3%. Most of the nine month decline occurred in the first two quarters when strong orders experienced in the Southeast and East were offset by a shortfall of orders in the Midwest and Canada. Order rates in the Midwest and Canada regions slowed late last year with several large snowfalls slowing incoming business. In the third quarter of 1999, Hurricane Floyd caused reduced shipments to the Eastern region. However, as builders worked off their backlogs, the Company has seen incoming orders increase to more satisfactory levels. As of September 30, 1999, the backlog of unfilled orders believed to be firm was approximately $103.0 million, $12.2 million higher than at the same date last year.

Gross profits increased $1.1 million and decreased $.7 million for the three and nine months ended September 30, 1999, respectively, from the same periods in 1998. Gross margin increased to 22.5% in the third quarter of 1999 from 21.0% in 1998. For the nine months ended September 30, 1999, the gross margin increased
 .6% from the same period in 1998 to 21.1%. Increased margins in 1999 are the result of favorable material costs.

Selling, general and administrative expenses increased $.8 million and $.9 million during the three and nine month period in 1999 from the same periods in 1998. The Company continues to use temporary resources to complete several high priority systems projects. These costs were partially offset by lower bad debt expense and the income generated in the buyout of retiree life benefits.

Operating income was $10.5 million for the three months ended September 30, 1999, compared to $10.2 million in 1998, a 2.7% increase. For the nine months ended September 30, 1999 operating income was $24.5 million compared to $26.1 million for the same period ended 1998, a 6.0% decrease. The nine month decline in operating income was principally volume driven.

Interest expense declined $.3 million for the three months ended September 30, 1999 from the prior year to approximately $28,000. For the nine months ended September 30, 1999 interest expense declined $.9 million from the same period ended 1998 to $.1 million. All debt, other than the outstanding letters of credit, was repaid in September, 1998. The interest cost in 1999 relates to the Company's letters of credit. Other income-net consists almost entirely of interest income and remained fairly constant for the three month period ended September 30, 1998 and 1999, and increased $.3 million for the nine months ended September 30, 1999 from the same period in 1998. This increase is the direct result of higher average cash balances between years.

Income from continuing operations was $6.8 million, $.42 per share, during the three months ended September 30, 1999 compared to $6.3 million, $.39 per share, in the same period in 1998. For the nine months ended September 30, 1999 and 1998, income from continuing operations was $16.0 million and $16.3 million, or $.99 per share and $1.02 per share, respectively. Favorable material and net interest costs caused the three month period ended September 30, 1999 to be favorable compared to the same period last year. Decreased revenues caused income from continuing operations for the nine month period ended 1999 to be less than the same period in 1998.

In September, 1999 the Company recorded gains on discontinued operations of $9.0 million, or $.56 per share. This gain represents reserve adjustments and other issues related to discontinued operations which are nonrecurring. See Note 6.

Net income was $15.7 million, $.98 per share, for the three months ended September 30, 1999 compared to $6.3 million, $.39 per share, in the same period in 1998. For the nine months ended September 30, 1999 and 1998, net income was $24.9 million, or $1.55 per share, and $16.3 million, or $1.02 per share, respectively.

Backlog of Orders
-----------------

At September 30, 1999, the backlog of unfilled orders believed to be firm was approximately $103.0 million compared to a backlog of $90.8 million at September 30, 1998 and $69.3 million at December 31, 1998.

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

Liquidity and Capital Resources
-------------------------------

Continuing Operations -

During the nine months ended September 30, 1999, the Company generated $16.2 million of cash from its operating activities compared to $24.0 million during the same period ended 1998. Operating cash flow in 1999 declined from 1998 due to payments made for state income tax totaling $1.3 million and deposits made totaling $5.9 million (reflected in other current assets) related to equipment for the Tennessee plant. The equipment deposits will be reimbursed when operating leases are put in place later in the year. Increased seasonal working capital requirements included increased receivables and inventory partially offset by an increase in payables.

Cash spent for additions to the Company's plant and equipment was $14.5 million. Capital spending in 1999 and the next few years is expected to be at higher levels than the Company has experienced in recent years as the Company moves forward with the new Tennessee plant and upgrades and improves existing equipment. Capital expenditures for the new plant for the nine months ended September 30, 1999 were $3.2 million.

The Company paid down $2.5 million of debt during the nine months ended September 30, 1998 per the terms of the Credit Agreement. In September, 1998, the remaining term loan balance of $12.5 million was paid in full and availability under the revolving credit was reduced to $15.0 million. See Note 4.

Cash and cash equivalents increased $.1 million during the first nine months ended September 30, 1999 and increased $4.0 million during the same period ended 1998. At September 30, 1999 and 1998 the Company had $38.3 million and $23.5 million of cash and cash equivalents, respectively.

Discontinued Operations -

During the nine months ended September 30, 1999, the Company expended approximately $1.6 million, net, related to discontinued operations compared to $2.1 million during the same period in 1998. These payments relate to cleanup of environmental sites and resolving worker's compensation and general liability cases from sold businesses. During the third quarter of 1999, the Company recorded adjustments to reserves related to sold or discontinued businesses and other items in the amount of $12.3 million before income taxes of $3.3 million. Management reevaluated various reserves for warranty, worker's compensation, general liability and other contingencies related to these sold or discontinued businesses and adjusted the reserves downward to more accurately reflect the Company's continuing exposure for these matters. Included in this amount is a cash recovery related to the Company's Canadian defined benefit pension plan. The plan was terminated and the excess pension assets distributed to the Company and the participants. Also included is an amount representing the portion of a settlement with one of the Company's environmental insurance carriers related to various past expenditures for environmental liabilities pertaining to certain activities of the former H.H. Robertson Company. Expenditures related to discontinued operations are dependent on several factors including construction activity at the clean up sites and the ability of the company to settle litigation on favorable terms. Management will continue to pursue resolution of these matters where possible and where favorable results can be accomplished.

Year 2000
---------

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company has assessed its computer equipment and business computer systems as well as its manufacturing equipment and facilities with embedded systems to prepare for the Year 2000.

The Company has modified its business computer systems to enable proper processing of transactions relating to the Year 2000 and beyond. At this point, all programming and software upgrade tasks have been completed and implemented. The anticipated date of completion of the final testing of the last software modified is November 1999. Assessments of manufacturing equipment and facilities has been completed, and any required upgrades to Year 2000 compliance status have been executed. Expenditures for these processes approximate $3.4 million to date. Any additional costs related to Year 2000 compliance are expected to be minimal.

While the Company believes that its efforts will adequately address its internal Year 2000 concerns, there are key risk factors associated with the Year 2000 that the Company cannot directly control, primarily the readiness of its customers, key suppliers, public infrastructure suppliers and other vendors. The Company has communicated with key third parties to assess their Year 2000 readiness. Responses therefrom indicate that the vast majority are, or expect to be, Year 2000 compliant. Because the market for the Company's products is comprised of numerous customers with a variety of sizes and levels of sophistication, the noncompliance with Year 2000 of any one would not have a detrimental impact on the Company's financial position or results of operations.

Although the Company and its key third parties are anticipated to be Year 2000 compliant before December 31, 1999, the Company will establish contingency plans which will involve identifying alternative sources of supply, developing business resumption plans, and evaluating alternative manual processes. Actions may be as simple as locating an alternative material vendor, or as complex as curtailing operations in one or more locations due to lack of electrical power.

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




ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 -----------------------------------------------------
                 RISK
                 ----

                  Not Applicable

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






                                         ROBERTSON-CECO CORPORATION
                                         ---------------------------------------
                                                 (Registrant)






                      By:                /s/ Patrick G. McNulty
                                         -----------------------------
                                         Patrick G. McNulty
                                         Corporate Controller





November 12, 1999
-----------------

                           ROBERTSON-CECO CORPORATION
                                  EXHIBIT INDEX
                                  -------------




EXHIBIT 11 -              Computation of Earnings Per Common Share

EXHIBIT 27 -              Financial Data Schedule