Form 10-K
period 1999-12-31
ROBERTSON CECO CORP
filed 2000-03-29
CIK 868635

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

Annual report ("Report") pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

Commission file number 1-10659

                           ROBERTSON-CECO CORPORATION
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                      Delaware                                36-3479146
     -------------------------------------                --------------
          (State or other jurisdiction                       I.R.S. Employer
        of incorporation or organization)                  Identification No.

5000 Executive Parkway, Ste. 425, San Ramon, California                 94583
-------------------------------------------------------         -------------
            (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 925-543-7599
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                              ON WHICH REGISTERED
       -------------------                              -------------------

Common Stock, par value, $0.01 per share             New York Stock Exchange
----------------------------------------          ----------------------------


Securities registered pursuant to Section 12(g) of the Act:  None


--------------------------------------------------------------------------------

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $43,910,550 based upon the closing sales price of Registrant's common stock on the New York Stock Exchange on March 9, 2000. (The value of shares of common stock held by executive officers and directors of the Registrant and their affiliates has been excluded.)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

        As of March 9, 2000, 16,096,550 shares of common stock of the Registrant were outstanding.

        Portions of the Registrant's definitive proxy statement for Registrant's 2000 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of Registrant's fiscal year covered by this report ("Report") are incorporated by reference into Part III.

                           ROBERTSON-CECO CORPORATION

                                Table of Contents

                                     PART I

                                                                            Page

--------------------------------------------------------------------------------

Item 1.      Business.......................................................   3

Item 2.      Properties.....................................................   5

Item 3.      Legal Proceedings..............................................   5

Item 4.      Submission of Matters to a Vote of Security Holders............   6

Item 4.1     Executive Officers of the Registrant...........................   6

                                PART II

--------------------------------------------------------------------------------

Item 5.      Market for the Registrant's Common Stock and Related
               Stockholder Matters..........................................   7

Item 6.      Selected Financial Data........................................   8

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  10

Item 7A.     Quantitative and Qualitative Discussions about Market Risk.....  13

Item 8.      Financial Statements and Supplementary Data....................  14

Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.......................  32

                               PART III

--------------------------------------------------------------------------------

Item 10.     Directors and Executive Officers of the Registrant.............  33

Item 11.     Executive Compensation.........................................  33

Item 12.     Security Ownership of Certain Beneficial Owners and Management.  33

Item 13.     Certain Relationships and Related Transactions.................  33

                                PART IV

--------------------------------------------------------------------------------

Item 14.     Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K..........................................  34

             Signatures.....................................................  35

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

         After the Combination, the Company and its subsidiaries operated in four business segments: (1) the Metal Buildings Group, which operated primarily in North America and is engaged in the manufacture, sale and installation of custom-engineered metal buildings for commercial and industrial users; (2) the Building Products Group, which operated on a worldwide basis and was engaged in the manufacture, sale and installation of non-residential building components, including wall, roof and floor systems; (3) the Door Products Group which operated primarily throughout the United States and was engaged in the manufacture and distribution of metal, wood and fiberglass doors and frames for commercial and residential markets; and (4) the Concrete Construction Group, which operated throughout the United States and was engaged in the provision of subcontracting services for forming poured-in-place, reinforced concrete structures.

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

         In addition to the sale of and exit from the businesses discussed above, a series of other operational and financial restructuring actions have been taken during the period 1993 to the present, including downsizing the corporate office, closing or selling metal building plants and redistributing manufacturing operations and equipment from closed operations, consolidating and improving capacity and cost control, reducing work force levels, and redefining management and operating policies.


METAL BUILDINGS GROUP

         Today, the operations of the Company consist solely of the Metal Buildings Group. The Metal Buildings Group consists of three custom-engineered metal building operations: Ceco Building Systems, Star Building Systems, and H.
H. Robertson Building Systems (Canada). Custom-engineered metal buildings account for a significant portion of the market for nonresidential low-rise buildings under 150,000 sq. ft. in size that are built in North America. Historically aimed at the one-story small to medium building market, the use of the product is expanding to large (up to 1 million sq. ft.), more complex, and multi-story (up to 4 floors) buildings. The product provides the customer with a custom designed building which generally is lower in cost than other construction and faster from concept to job completion.

         The Company's metal building systems are manufactured at six U.S. plants with one located in each of California, Mississippi, North Carolina and Tennessee (began operations in March 2000) and two in Iowa. The Company has one plant outside of the U.S. located in Ontario, Canada. The buildings are primarily sold through builder/dealer networks located throughout the United States and Canada. In addition to sales in North America, the Company sells its buildings to the Asian market. Buildings are distributed to the Asian market through a network of domestic and international builders.

         The principal materials used in the manufacture of custom-engineered metal buildings are hot and cold rolled steel products that are readily available from many sources. The buildings consist of three components: primary structural steel, secondary structural steel and cladding. The buildings are erected by the builder/dealer network supplemented by subcontractors and, in certain cases, by Company erection crews.

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


INVENTORY AND BACKLOG

         Virtually all sales of custom-engineered metal buildings are for specific projects, and the Company maintains a minimum inventory of finished products. Shipments of custom-engineered metal buildings are generally made directly from the manufacturing plant to the building sites. Most raw materials are steel-related materials which are susceptible to price increases, especially during periods of strong economic growth. Historically, the Company and the companies with which it competes have been successful in passing on such price increases to customers.

         Due to the wide availability of necessary raw materials and relatively short delivery lead times, the Company is generally able to minimize its risk with respect to price increases in the raw materials used to manufacture its products. To the extent that the Company quotes a fixed-price sales contract and has not locked in the related cost of the raw materials, the Company is at risk for price increases in such raw materials. Additionally, during times of declining demand, selling prices tend to be adversely affected, and the Company may not experience similar declines in material costs.

         Backlog is determined based upon receipt of a contract or purchase order from the customer. The Company reduces its backlog upon recognition of revenue. At December 31, 1999, the backlog of unfilled orders believed to be firm was approximately $91.9 million compared with $69.3 million at December 31, 1998. The December 31, 1999 backlog is expected to be executed in 2000.

PATENTS

         The Company owns a number of patents with varying expiration dates extending beyond the year 2000. None of these patents are believed to be a major factor in the competitive position of the Company.


EMPLOYEES

         At December 31, 1999, the Company employed approximately 1,550 persons and was a party to collective bargaining agreements with labor unions covering approximately 177 employees. Work stoppages are a possibility in connection with the negotiation of collective bargaining agreements, although the Company believes that its employee relations are generally satisfactory.


ITEM 2.         PROPERTIES
                ----------


         The Company owns and operates seven manufacturing plants. The manufacturing plant in Elizabethton, Tennessee began operating in March, 2000. The listing below identifies the locations of those facilities. The productive capacities of these plants are considered adequate to serve the Company's business needs at a volume at least equal to that achieved in 1999.

Monticello, Iowa                               Manufacturing Plant
Lockeford, California                          Manufacturing Plant
Mt. Pleasant, Iowa                             Manufacturing Plant
Rocky Mount, North Carolina                    Manufacturing Plant
Columbus, Mississippi                          Manufacturing Plant
Elizabethton, Tennessee                        Manufacturing Plant
Hamilton, Ontario, Canada                      Manufacturing Plant


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


ENVIRONMENTAL MATTERS

         The Company's current and prior manufacturing activities use materials classified as hazardous substances and have generated and continue to generate materials classified as hazardous wastes. The Company devotes considerable resources to compliance with legal and regulatory requirements relating to (a) the use of these materials, (b) the proper disposal of such materials classified as hazardous wastes, (c) the protection of the environment and (d) the training of Company personnel. These requirements include clean-ups at various sites. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and such liability can be reasonably estimated.

          In prior years, the Company completed its investigation of two owned disposal sites in Beaver County, Pennsylvania formerly used by Robertson to dispose of plant wastes from a former Building Products manufacturing facility. The Company has completed its remedial efforts at one site and has substantialy completed the remediation of the second site. During 1999, the Company and the Pennsylvania Department of Environmental Protection ("PDEP") reached agreement to remediate a third site in Allegheny County, Pennsylvania with PDEP agreeing to share in the cost of remediation of that site. The Company reached this agreement to avoid the potential costs of protracted litigation related to the site. Investigation of the site and development of a remediation plan are expected to be completed in 2000.

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


ITEM 4.1.         EXECUTIVE OFFICERS OF THE REGISTRANT
                  ------------------------------------


         The following table sets forth certain information regarding the executive officers of the Company as of March 26, 2000.

Name                         Age       Position
----                         ---       --------

Andrew G. C. Sage, II        74        Chairman
Michael E. Heisley, Sr.      63        Chief Executive Officer
E.A. Roskovensky             54        President and Chief Operating Officer
Ronald D. Stevens            56        Executive Vice President, Chief Financial
                                          Officer and Secretary

         Mr. Andrew G. C. Sage, II is Chairman (since July 1993) of the Company. He is also President of Sage Capital Corporation ("Sage Capital"), a general business and financial management corporation specializing in business restructuring and problem solving. Mr. Sage is a director of American Superconductor Corporation, Tom's Foods, Inc. and WorldPort Communications, Inc.

         Mr. Heisley is Chief Executive Officer (since December 1993) of the Company. Mr. Heisley is Chairman of the following companies: Davis Wire Corporation, a manufacturer of steel wire, and Tom's Foods, Inc., a manufacturer and distributor of snack foods. Mr. Heisley is Chief Executive Officer of The Heico Companies, L.L.C. He is also a director of Tom's Foods, Inc. and WorldPort Communications, Inc.

         Mr. Roskovensky is President and Chief Operating Officer (since November 1994) of the Company. He is also the President and Chief Executive Officer of Davis Wire Corporation, a manufacturer of steel wire, and a director of QuadraMED Corporation.

         Mr. Stevens is Executive Vice President and Chief Financial Officer (since October 1996) and Secretary (since February 1999) of the Company. Prior to being elected Chief Financial Officer, Mr. Stevens was a Principal/Owner of Productivity Consulting Group, Inc.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  -------------------------------------------------------------
                  MATTERS
                  -------


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


                                                     High                 Low
                                                -------------        -----------
Calendar 1999
  First Quarter   ........................      $      8 7/16        $    7 1/4
  Second Quarter  ........................            11                  7 1/4
  Third Quarter   ........................             9 15/16            7 3/4
  Fourth Quarter  ........................            10                  7

Calendar 1998
  First Quarter   ........................      $     11              $   8 1/4
  Second Quarter  ........................            11                  9 3/16
  Third Quarter   ........................            10 3/16             8 1/8
  Fourth Quarter  ........................             8 5/8              7 1/4


         There were approximately 1,703 holders of record of the Company's Common Stock as of March 9, 2000. Included in the number of stockholders of record are stockholders who held shares in "nominee" or "street" name. The closing price per share of the Company's Common Stock on March 9, 2000, as reported under the NYSE Composite Transaction Reporting System, was $9-11/16.

ITEM 6.           SELECTED FINANCIAL DATA
                  -----------------------

         Set forth below is historical financial data for each of the five years in the period ended December 31, 1999. This data has been derived from the audited Consolidated Financial Statements of the Company for such periods, some of which are presented elsewhere herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report.


Operations Data (a):
(In thousands, except per share data)
                                                                    Year Ended December 31
                                            ----------------------------------------------------------

                                             1995            1996            1997          1998           1999
                                         ------------    ------------    -----------  -------------  ---------

Net revenues   .........................   $  264,983      $  255,893     $  288,151     $  294,802     $  285,808
Cost of sales ..........................      218,285         201,478        233,284        234,913        224,239
                                           ----------      ----------     ----------      ---------     ----------
Gross profit  ..........................   $   46,698      $   54,415     $   54,867     $   59,889     $   61,569
Selling, general and
    administrative expenses.............       30,844          27,549         24,126         24,651         26,468
                                           ----------      ----------     ----------     ----------     ----------

Operating income   .....................   $   15,854      $   26,866     $   30,741     $   35,238     $   35,101
Interest expense  ......................       (4,335)         (4,166)        (1,659)        (1,062)          (141)
Other income, net   ....................          828             841            904          1,990          2,164
                                           ------------    -------------  -----------    ----------     ----------

Income from continuing
 operations before provision (credit)
 for income taxes.......................   $   12,347      $   23,541     $   29,986     $   36,166     $   37,124
Provision (credit) for income taxes (b).           -          (29,067)        11,200         13,647         14,374
                                           --------------  ----------     ----------     ----------     ----------

Income from continuing operations
   before extraordinary items  ........    $   12,347      $   52,608     $   18,786     $   22,519     $   22,750
Gain (loss) on discontinued
  operations (c)........................      (15,888)         -              -                 -            8,993
Extraordinary gain (loss) on debt.......            -          (1,315)         4,568            -            -
                                           -----------     ----------     ----------     ----------     ----------
Net income (loss)  .....................   $   (3,541)     $   51,293     $   23,354     $   22,519     $   31,743
                                           ==========      ==========     ==========     ==========     ==========

Basic/Diluted earnings (loss) per common share:
  Continuing operations   ..............   $      .77      $     3.28    $      1.17     $     1.40      $    1.42
  Discontinued operations (c) ..........         (.99)         -              -             -                  .56
  Extraordinary item ...................            -            (.08)           .28         -               -
                                           ------------    ----------       ---------     ---------       -------
Net income (loss) per
    common share   .....................   $     (.22)     $     3.20      $    1.45     $     1.40     $     1.98
                                           =============   ==========      ==========     =========      =========

Weighted average number of
 common shares outstanding .............       15,932          16,017         16,056         16,060        16,063
                                           ===========     ==========     ==========     ==========     ==========

Cash dividends declared per
 common share    .......................           -             -             -                  -             -
                                            ==========    ===========     ==========     ==========     ==========








Balance Sheet Data (a):
(In thousands)
                                                                          December 31
                                            ------------------------------------------------------------------

                                               1995           1996             1997          1998         1999
                                           ------------   -----------      ----------   -----------  ---------
Working capital  ........... ........... $         88     $     2,603     $   35,127    $   51,063   $   75,617
Total assets     .......................      108,479         138,132        137,653       144,161      178,237
Long-term debt (current  portion).......      -                 7,455          5,000       -             -
Long-term debt (excluding
  current portion)......................       40,530          20,000         10,000       -             -
Stockholders' equity (deficiency).......      (29,994)         26,244         49,746        71,972      104,460
                                          ===========      ==========     ==========     =========    =========



(a) The Consolidated Statements of Income are reclassified to reflect the operating results of the Concrete Construction Group (measurement date was December 1994) and the Building Products Group (measurement date was December 1995) as discontinued operations. Accordingly, the income and expense amounts of such business segments prior to the respective measurement dates are classified as a single line item within discontinued operations. For purposes of the Consolidated Balance
          Sheets, the net of the segments' assets and liabilities, including any loss provisions, were reflected as a net amount as of the measurement dates.

(b) In the third quarter of 1996, the Company recorded tax assets of $31 million, or $1.93 per share, reflecting future benefits of the Company's net operating loss carryforwards and other tax timing differences. Had 1996 been reported with a full tax provision, income from continuing operations before extraordinary items would have been approximately $14.4 million, or $.89 per share.

(c)       Gains (losses) from discontinued operations are reported net of income tax expense  (benefit) of $(0.4)  million and $3.3 million in 1995 and
          1999,   respectively.   See  Note  3  to  the  Consolidated  Financial
          Statements herein.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
                  RESULTS OF OPERATIONS
                  ---------------------


RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

          Revenues for 1999 were $285.8 million compared to $294.8 million in 1998, a 3.1% decrease. The Company entered fiscal year 1999 with a low backlog as incoming orders in the last few months of 1998 were lower than normal. Low orders continued during the first few months of 1999 as the builder network delayed placing new orders while they worked off their own backlogs. Consequently, revenues in the first two quarters fell significantly behind the prior year. Orders increased during the remainder of 1999 resulting in the highest year end backlog. However, order fulfillment during the rest of the year could not make up the shortfall experienced earlier as the drafting and engineering departments at all locations were working at or near capacity. Furthermore, hurricanes in the East reduced construction activity and forced the North Carolina facility to shut down for a few days which also contributed to reduced volumes. Approximately $3.0 million of revenues were delayed due to the weather conditions. As a result of these factors, the revenue shortfall was not erased in the second half of the year. Geographically, the South and Southeast experienced increases between years, while the other regions were either flat or somewhat below 1998 revenue levels.

          Despite the decline in revenues, gross profit was $1.7 million higher in 1999 than in 1998. Gross margin increased to 21.5% in 1999 compared to 20.3% in 1998. Material cost as a percent of revenues was approximately 2.8% less than experienced in 1998. This was a result of the mix of buildings produced, stable steel prices and reduced discounts to customers. Partially offsetting these favorable events were startup costs for the Tennessee plant, additional drafting, engineering and customer service staffing needed to handle expected volume increases and increased systems costs related to back office functions.

          Selling, general and administrative ("S, G & A") costs increased by $1.8 million in 1999, or from 8.4% of revenues in 1998 to 9.3% of revenues in 1999. Selling costs increased as the Company added sales personnel in most locations to improve volumes and support the new plant. Several financial system upgrades were installed in 1999 to improve internal efficiencies and to assure Year 2000 compliance, and outside programmers and other resources were utilized to complete these projects in a timely manner. Costs were incurred to recruit new personnel and relocate employees from the West Coast to Oklahoma City to improve functionality.

          Operating margin increased to 12.3% in 1999 compared to 12.0% in 1998. The improvement in gross margin, primarily related to favorable material costs, offset investments in systems and employees made in 1999.

          Income before taxes increased from $36.2 million in 1998 to $37.1 million in 1999, or from 12.3% of revenues to 13.0% of revenues, respectively. The Company had slightly higher interest income as a result of higher cash balances. Interest expense decreased $.9 million as all long-term debt was paid off in September 1998.

          The Company's overall tax rate increased to 38.7% in 1999 compared to 37.7% in 1998. The increase results from lower Canadian income on which no taxes have been provided due to loss carryforwards which are recognized as realized in the Company's tax returns.

          Income from continuing operations was $22.8 million, or $1.42 per share, in 1999 compared to $22.5 million, or $1.40 per share, in 1998.

          Net income in 1999 of $31.7 million included a gain on discontinued operations of $9.0 million, or $.56 per share. See Note 3 to the Consolidated Financial Statements herein for additional information.

          At December 31, 1999, the backlog of unfilled orders believed to be firm was approximately $91.3 million compared to $69.3 million at the end of 1998.


YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

          Revenues for 1998 were $294.8 million compared to $288.2 million a year ago, a 2.3% increase. The Company entered 1998 with a strong backlog, and order inflow continued at an excellent level throughout most of the year reflecting continued good industry conditions. Weather conditions in the winter months delayed shipments until later in the year. Beginning late in the second quarter and throughout the third quarter, the Company was operating at or near capacity at most plants preventing shipments from catching up with the losses due to delays earlier in the year. Fourth quarter volumes were higher than normal as our deliveries continued their catch up from earlier. Revenue gains were experienced in each market of the business except the West Coast and Canada. A slowdown in the Canadian economy caused revenues in this location to decline approximately 7% from 1997. Tariffs in the Far East continued to reduce the amount of export business for the West Coast operation, and the California construction economy was still catching up with growth rates experienced in the rest of the Company's regions.

          Favorable revenue mix and lower discounts to customers caused gross margins to increase from 19.0% in 1997 to 20.3% in 1998. In 1997, the Company had higher revenue from products that are supplied to customers but manufactured by others, which generally provide lower margins to the Company, but are necessary to meet competitive demands. In 1997, there were also higher revenues from erection and subcontract activities where the margins are not as high.

          Operating margins improved from 10.7% in 1997 to 12.0% in 1998. S, G & A costs remained steady at 8.3% of revenues in 1997 and 1998.

          Income before taxes further improved in 1998 from 1997 as a result of reduced interest expense and increased interest income. Interest expense declined $.6 million from 1997 due to lower interest rates in 1998 combined with lower debt balances as the term loan was paid in full in September 1998. The Company experienced higher interest income reflecting higher average cash balances.

          For the year, income before taxes was $36.2 million compared to $30.0 million in 1997. This represented a 20.6% increase between years resulting from favorable revenue mix, lower discounts to customers, increased interest revenue, and reduced borrowing expenses. Pretax income increased to 12.3% of revenues compared to 10.4% in 1997. The effective tax rate was somewhat higher because of lower Canadian income on which no tax has been recognized due to past operating losses.

          Net income in 1997 included an extraordinary item related to the debt refinancing. The Company recorded a $4.6 million credit eliminating the previously recorded accrued interest on the 12% debentures that were redeemed in January 1997.

          At December 31, 1998 the backlog of unfilled orders believed to be firm was approximately $69.3 million compared to $72.7 million at December 31, 1997.

LITIGATION AND ENVIRONMENTAL

          There are various proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's existing or prior businesses. The Company has recorded liabilities for litigation where it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the outcome of these proceedings cannot be predicted with certainty, management does not expect resolution of these matters will have a material adverse effect on the Company's Consolidated Financial Statements.

          The Company has been identified as a potentially responsible party by Federal and state authorities for clean-up at various waste disposal sites. The Company has engaged appropriate third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. Although it is difficult to quantify future environmental expenditures, the Company has accrued environmental and clean-up costs of a non-capital nature when it is both probable that a loss has been incurred and the amounts can be reasonably estimated. As of December 31, 1999, the Company has reserves for environmental matters of approximately $5.4 million. Based upon currently available information, including the reports from third parties, management does not believe ultimate expenditures for these matters will materially exceed the amounts accrued.

          With respect to environmental clean-up matters, the Company claimed coverage under its insurance policies for past and future clean-up costs related to certain sites for which the Company believed it was entitled to defense and indemnification under those insurance policies. The insurer refused to admit or deny coverage. As a result, the Company filed a complaint against the insurer seeking to recover past and future clean-up costs at those certain sites. During 1999, the Company reached an agreement with that insurance carrier which resulted in a lump sum payment to the Company in exchange for a release to the insurance carrier of any further liability related to most of such liabilities. By agreement, the amount of the settlement is confidential. A portion of the amount received was added to the Company's environmental reserves with the remainder included in the gain on discontinued operations recorded in 1999.

LIQUIDITY AND CAPITAL RESOURCES

          During 1999, the Company generated approximately $25.9 million in cash from its operating activities compared to $41.8 million in 1998. Inventories were built up during the last couple months of 1999 in order to have sufficient stocks available to work off the backlog and to hedge against future price changes. Receivables increased slightly as volumes toward the latter part of 1999 were strong comparatively. Deposits of approximately $3.0 million were made for equipment for the new Tennessee plant for which the Company will be reimbursed once lease terms for that equipment are finalized. State income taxes paid of $1.9 million also reduced cash generated during 1999.

          Capital expenditures totaled $18.8 million, up significantly from the $5.1 million spent in 1998. The increase partially represents the new Tennessee plant building and equipment purchases for this plant. In addition, major expenditures were made at existing plants as the Company continues its modernization/productivity improvement program.

          Discontinued operations generated cash flow in 1999 due to the receipt of a Canadian pension surplus and settlement of the Company's claim against one of the Company's environmental insurance carriers. (See Note 3 to the
Consolidated Financial Statements herein.) These amounts were offset by expenditures for environmental cleanup and resolution of worker's compensation and general liability cases related to discontinued operations. The amount and timing of such expenditures are dependent on several factors including construction activity at cleanup sites and the ability to settle litigation and claims on favorable terms. Management will continue to pursue settlement of these matters where favorable resolution can be accomplished.

          Available cash was $47.5 million at the end of 1999. The Company has additional liquidity available of $15.0 million under a revolving credit agreement. Outstanding letters of credit were reduced by $3.7 million in 1999 to $4.7 million at December 31, 1999. Outstanding performance bonds totaled $3.8 million at December 31, 1999.


YEAR 2000

         The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company assessed its computer equipment and business computer systems as well as its manufacturing equipment and facilities with embedded systems in preparation for the Year 2000. Modifications to the Company's business computer systems found to be necessary during the above assessments were completed, as expected, prior to year-end. Expenditures for this assessment and modification process approximated $3.4 million.

         No detrimental Year 2000 issues were experienced by the Company on January 1, 2000, nor have any residual issues been experienced to date. No internal systems or equipment malfunctioned, nor were any vendors or suppliers unable to deliver goods or services.

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
                  -------------------------------------------


                                                     ROBERTSON-CECO CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except per share data)


                                                                                        For the Years Ended December 31
                                                                            -------------------------------------------
                                                                               1997             1998               1999
                                                                           ------------      ----------       ---------

NET REVENUES  ...........................................................     $288,151         $294,802         $285,808

COST OF SALES  ..........................................................      233,284          234,913          224,239
                                                                             ---------        ---------        ---------

GROSS PROFIT  ...........................................................       54,867           59,889           61,569

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES  ...........................       24,126           24,651           26,468
                                                                             ---------        ---------        ---------

OPERATING INCOME ........................................................       30,741           35,238           35,101

OTHER INCOME (EXPENSE):
     Interest expense  ..................................................       (1,659)          (1,062)            (141)
     Other income - net  ................................................          904            1,990            2,164
                                                                             ---------        ---------        ---------
                                                                                  (755)             928            2,023
                                                                             ---------        ---------        ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
     PROVISION FOR INCOME TAXES  ........................................       29,986           36,166           37,124

PROVISION FOR INCOME TAXES                                                      11,200           13,647           14,374
                                                                             ---------        ---------        ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
     EXTRAORDINARY ITEM  ................................................       18,786           22,519           22,750

GAIN ON DISCONTINUED OPERATIONS, NET OF TAXES............................       -               -                  8,993
                                                                             ---------        ---------        ---------

INCOME BEFORE EXTRAORDINARY ITEM.........................................       18,786           22,519           31,743

EXTRAORDINARY GAIN ON DEBT REDEMPTION ,
     NET OF TAXES........................................................        4,568          -                   -
                                                                             ----------       ---------        ---------

NET INCOME    ..........................................................   $    23,354    $      22,519       $   31,743
                                                                           ============   =============       ==========

BASIC/DILUTED EARNINGS PER COMMON SHARE:

INCOME FROM CONTINUING OPERATIONS BEFORE
     EXTRAORDINARY ITEM..................................................   $     1.17        $   1.40         $    1.42

GAIN ON DISCONTINUED OPERATIONS, NET.....................................         -               -                  .56

EXTRAORDINARY GAIN ON DEBT REDEMPTION, NET  .............................         .28             -                -
                                                                           ----------         ----------       -----

NET INCOME    ..........................................................   $    1.45      $       1.40         $    1.98
                                                                           ============   =============       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
         OUTSTANDING  ...................................................       16,056           16,060           16,063
                                                                             =========        =========        =========




                           ROBERTSON-CECO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                                  December 31
                                                                                            1998                1999
                                                                                        -------------       --------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents  ......................................................       $ 38,203         $  47,527
     Accounts and  notes receivable, less allowance
       for doubtful accounts:  1998, $1,795; 1999, $1,910  ...........................         29,878            30,987
     Inventories  ....................................................................         11,518            19,731
     Deferred taxes, current  ........................................................          4,476             5,884
     Other current assets  ...........................................................            621             4,254
                                                                                             --------         ---------
         Total current assets  .......................................................         84,696           108,383
                                                                                             --------         ---------

PROPERTY, PLANT AND EQUIPMENT - AT COST:
     Land   ..........................................................................          1,654             1,781
     Buildings and improvements  .....................................................         11,550            12,075
     Machinery and equipment  ........................................................         38,309            39,084
     Construction in progress  .......................................................          1,596            15,020
                                                                                             --------         ---------
                                                                                               53,109            67,960
     Less accumulated depreciation  ..................................................        (25,900)          (26,691)
                                                                                             --------         ---------
         Property, plant and equipment - net .........................................         27,209            41,269
                                                                                             --------         ---------

EXCESS OF COST OVER NET ASSETS OF ACQUIRED
     BUSINESSES, LESS ACCUMULATED AMORTIZATION:
     1998, $7,569; 1999, $8,397  .....................................................         24,955            24,127

NET DEFERRED TAXES, NON-CURRENT  .....................................................          6,543             2,849

OTHER NON-CURRENT ASSETS  ............................................................            758             1,609
                                                                                             --------         ---------

         Total assets  ...............................................................       $144,161          $178,237
                                                                                             ========          ========
















                 See Notes to Consolidated Financial Statements.




                           ROBERTSON-CECO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                                                                        December 31
                                                                                          -------------------------

                                                                                              1998                1999
                                                                                          ------------        --------
LIABILITIES

CURRENT LIABILITIES:
     Accounts payable  .............................................................      $  11,340           $  11,788
     Accrued payroll and benefits  .................................................          8,137               8,282
     Other accrued liabilities  ....................................................         14,156              12,696
                                                                                         ----------          ----------

         Total current liabilities  ................................................         33,633              32,766

LONG-TERM LIABILITIES  .............................................................         38,556              41,011

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

COMMON STOCK
     Par value per share $.01
     Authorized shares:  30,000,000
     Issued and outstanding shares:  1998 - 16,096,550; 1999 - 16,096,550  .........            161                 161
CAPITAL SURPLUS  ...................................................................        178,233             178,233
ACCUMULATED DEFICIT  ...............................................................       (105,654)            (73,911)
DEFERRED COMPENSATION  .............................................................           (105)                (74)
ACCUMULATED OTHER COMPREHENSIVE INCOME  ............................................           (663)                 51
                                                                                        -----------          ----------

     Stockholders' equity  .........................................................         71,972             104,460
                                                                                         ----------          ----------

         Total liabilities and stockholders' equity  ...............................      $ 144,161           $ 178,237
                                                                                          =========           =========















                 See Notes to Consolidated Financial Statements.





                           ROBERTSON-CECO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               For the Years Ended December 31
                                                                                       -------------------------------------------
                                                                                           1997           1998                1999
                                                                                       ------------    ----------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations before extraordinary item  ...................     $   18,786         $ 22,519         $  22,750
Adjustments to reconcile income from continuing operations before extraordinary item to net cash provided by operating activities:
     Depreciation   ............................................................          3,660            4,152             4,562
     Amortization   ............................................................            933            1,071               852
     Changes in assets and liabilities:
       Increase in accounts and notes receivable  ..............................         (5,864)          (1,629)           (1,109)
       (Increase) decrease in inventories  .....................................          2,115            2,184            (8,213)
       Decrease in deferred tax assets   .......................................         11,200           13,647            13,072
       Increase (decrease) in accounts payable  ................................            631           (1,869)              448
       Net changes in other assets and liabilities  ............................           (974)           1,736            (6,442)
                                                                                     ----------         --------         ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES  ................................         30,487           41,811            25,920
                                                                                     ----------         --------         ---------

     NET CASH PROVIDED BY (USED FOR)
       DISCONTINUED OPERATIONS  ................................................         (2,915)          (2,935)            2,200
                                                                                     ----------         --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures  ..........................................................         (7,267)          (5,134)          (18,796)
                                                                                     ----------         --------         ---------

     NET CASH USED FOR INVESTING ACTIVITIES  ...................................         (7,267)          (5,134)          (18,796)
                                                                                     ----------         --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings  ............................................         20,000          -                   -
Payments on long-term debt  ....................................................        (32,731)         (15,000)            -
Payments of capitalized interest on 12% Notes  .................................           (338)          -                    -
                                                                                     ----------         ---------        ---------

     NET CASH USED FOR FINANCING ACTIVITIES  ...................................        (13,069)         (15,000)            -
                                                                                     ----------         --------         ---------

     NET INCREASE IN CASH AND  CASH EQUIVALENTS  ...............................          7,236           18,742             9,324
     CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD  ..........................         12,225           19,461            38,203
                                                                                     ----------         --------         ---------

     CASH AND CASH EQUIVALENTS - END OF PERIOD  ................................     $   19,461         $ 38,203         $  47,527
                                                                                     ==========         ========         =========


SUPPLEMENTAL CASH FLOW DATA Cash payments made for:
     Interest ..................................................................     $    1,936         $    882         $    114
                                                                                     ==========         ========         =========

     Income taxes  .............................................................     $     -            $      -         $   1,993
                                                                                     ==========         ========         =========



                                          See Notes to Consolidated Financial Statements



                           ROBERTSON-CECO CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)





                                                                                                                  Accumulated
                                                                                     Retained                        Other
                                                    Common         Capital          Earnings        Deferred      Comprehensive
                                                    Stock         Surplus          (Deficit)       Compensation      Income

BALANCE DECEMBER 31, 1996                         $     161     $   178,256       $   (151,527)    $    (195)      $   (451)
Net income ....................................                                         23,354
Amortization of deferred compensation..........                                                           35
Foreign currency translation adjustments ......                                                                         113
                                                  ---------     -----------       ------------     ---------       --------

BALANCE DECEMBER 31, 1997                               161         178,256           (128,173)         (160)          (338)
Net income ....................................                                         22,519
Issuances (forfeitures) under employee
  plans, net...................................                        (23)                               23
Amortization of deferred compensation .........                                                           32
Foreign currency translation adjustments ......                                                                        (325)
                                                  ---------     -----------       ------------     ---------       --------


BALANCE DECEMBER 31, 1998                               161         178,233           (105,654)         (105)          (663)
Net income   ..................................                                         31,743
Amortization of deferred compensation..........                                                           31
Foreign currency translation adjustments ......                                                                         714
                                                  ---------     -----------       ------------     ---------       --------

BALANCE DECEMBER 31, 1999                         $     161     $   178,233       $    (73,911)    $     (74)      $     51
                                                  =========     ===========       ============     =========       ========
















                                               See Notes to Consolidated Financial Statements.



                           ROBERTSON-CECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999


1.     NATURE OF BUSINESS

       Robertson-Ceco Corporation (the "Company"), owns and operates three custom-engineered metal building operations: Ceco Building Systems, Star Building Systems, and H. H. Robertson Building Systems (Canada). The Company's custom-engineered metal buildings are manufactured at plants in California, Iowa (two separate plant locations), Mississippi, North Carolina, Tennessee (as of March 2000) and Ontario, Canada. The buildings are sold primarily through builder networks located throughout the United States and Canada in the industrial and commercial building market. The buildings are erected by the builder network supplemented by subcontractors and, in certain cases, Company erection crews.


2.     SUMMARY OF ACCOUNTING POLICIES

       Basis of Presentation
       ---------------------

       The Consolidated Financial Statements include the accounts of the Company and all subsidiaries. Intercompany balances and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

       Use of Estimates
       ----------------

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

       Comprehensive Income
       --------------------

       Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") was issued in June 1997 with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed comprehensive income), which adjusts traditional net income for certain items reflected as direct charges to equity. Other comprehensive income for the Company consists of foreign currency adjustments of $0.7 million in 1999.

       Foreign Currency Translation
       ----------------------------

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

       Inventories
       -----------

       Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

       Property, Plant and Equipment
       -----------------------------

       Property, plant and equipment is stated at cost. Depreciation is computed for financial statement purposes by applying the straight-line method over the estimated lives of the property. For income tax purposes, assets are generally depreciated using accelerated methods.

       Estimated useful lives used in computing depreciation for financial statement purposes are as follows:


       Land improvements  .....................................    10-25 years
       Buildings and building equipment  ......................    25-33 years
       Machinery and equipment  ...............................     3-16 years

       Income Taxes
       ------------

       The provision for income taxes is based on earnings reported in the financial statements. Deferred tax assets, when considered realizable, and deferred tax liabilities are recorded to reflect temporary differences between the tax bases of assets and liabilities for financial reporting and tax purposes.

       Revenue
       -------

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

       Insurance Liabilities
       ---------------------

       The Company is self-insured in the U.S. for certain  coverages subject to
specific   retention  levels.   Insurance   liabilities   consist  of  estimated
liabilities incurred but not yet paid.

       Excess of Cost Over Net Assets of Acquired Businesses
       -----------------------------------------------------

       The excess of cost over the net assets of acquired businesses relates to the Company's acquisitions of its Ceco and Star metal buildings business. Such costs are being amortized on a straight-line basis over a period of 40 years. Management periodically reviews the carrying value to determine whether facts and circumstances exist which would indicate that the assets are impaired.

       Cash and Cash Equivalents
       -------------------------

       As used in the Consolidated Statements of Cash Flows, cash equivalents represent those short-term investments that can be easily converted into cash and that have original maturities of three months or less.

       Earnings per Common Share
       -------------------------

       Basic earnings per share is based on the weighted average outstanding shares of the Company's common stock. Diluted earnings per share includes the dilutive effect of outstanding restricted stock if the effect is not anti-dilutive.


3.     GAIN ON DISCONTINUED OPERATIONS

       During the third quarter of 1999, the Company recorded a gain on discontinued operations in the amount of $12.3 million before income taxes of $3.3 million. Included in the gain is a cash recovery related to the Company's Canadian defined benefit pension plan. The plan was terminated and the excess pension assets were distributed to the Company and the participants. During the same quarter the Company reached an agreement with one of its environmental insurance carriers related to environmental liabilities which arose from certain activities of the former H.H. Robertson Company. Included in the gain is that portion of the settlement related to various past expenditures for those environmental liabilities. The remaining portion of the settlement was added to the Company's environmental reserves to cover costs yet to be incurred. By agreement, the terms of the settlement are confidential. Also, the Company reevaluated various reserves for warranty, worker's compensation, general liability and other contingencies related to sold or discontinued businesses and adjusted the reserves downward to more accurately reflect the Company's continuing exposure for these matters.

4.     CASH AND RELATED MATTERS

       Cash and cash equivalents consisted of the following:

                                                                 December 31
                                                          ---------------------
                                                              1998         1999
                                                          ----------     -------
                                                                   (thousands)

       Cash   .......................................     $      -     $     -
       Time deposits  ...............................        38,203       47,527
                                                          ---------   ----------
                                                          $  38,203    $  47,527
                                                          ========     =========

5.     ACCOUNTS RECEIVABLE

       The Company grants credit to its customers, substantially all of which are involved in the construction industry. Accounts receivable included unbilled retainages of $0.5 million and $0.8 million, at December 31, 1998 and 1999, respectively. There were no retainages due beyond one year at December 31, 1999.


6.     INVENTORIES

       Inventories consisted of the following:

                                                              December 31
                                                       -----------------------
                                                         1998         1999
                                                       -------      --------
                                                             (thousands)

       Work in process  ............................  $  4,121       $  5,526
       Materials and supplies  .....................     7,397         14,205
                                                     ---------       --------
                                                       $11,518        $19,731

       At December 31, 1998 and 1999, all inventories were valued on the LIFO method. The FIFO value of these inventories was approximately $0.1 million greater and $0.9 million less than their LIFO value at December 31, 1998 and 1999, respectively.

7.     OTHER LIABILITIES


                                                                                    December 31
                                                                              ---------------------
                                                                                 1998         1999
                                                                              --------      ------
                                                                                   (thousands)
       Other accrued liabilities consisted of the following:

       Reserves related to sold or discontinued businesses -
         Insurance liabilities.........................................    $      928      $      760
         Environmental   ..............................................         1,750           1,750
         Warranty claim settlement   ..................................         1,000           1,000
         Other  .......................................................           845             447
                                                                           ----------     -----------
                                                                                4,523           3,957
                                                                           ----------      ----------

       Warranty and backcharges    ....................................         2,607           2,299
       Deferred revenue................................................           500             308
       Other  .........................................................         6,526           6,132
                                                                           ----------      ----------
                                                                             $ 14,156        $ 12,696
                                                                             ========        ========

                                                                                     December 31
                                                                              ---------------------
                                                                                 1998         1999
                                                                              --------      ------
                                                                                   (thousands)
       Long-term liabilities consisted of the following:

       Reserves related to sold or discontinued businesses -
         Insurance liabilities.........................................    $    6,225       $   3,908
         Environmental   ..............................................         3,572           3,625
         Warranty claim settlement   ..................................         2,000           1,000
         Dispositions..................................................         3,973           2,151
        Other  ........................................................         4,915           2,460
                                                                          -----------      ----------
                                                                               20,685          13,144
                                                                           ----------       ---------

       Warranty and backcharges    ....................................         2,399           2,293
       Other  .........................................................        15,472          25,574
                                                                           ----------       ---------
                                                                            $  38,556        $ 41,011
                                                                            =========        ========
       See Note 12 regarding contingencies.



8.     DEBT

       On December 31, 1996, the Company entered into a credit agreement ("Credit Agreement") with a group of banks. Under the terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20 million, due June 30, 2001, which was paid in full in September 1998. At that date, the Company also reduced the amount available under the revolving credit and letter of credit facility from $25 million to $15 million maturing December 31, 2001. Up to $12 million of the revolving credit facility can be used to support outstanding letters of credit. Interest on the loans under the Credit Agreement is based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of December 31, 1999, the borrowing base was approximately $28.5 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries, as defined. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and issuance of additional debt, amongst other matters. Under the terms of the Company's debt agreement, $50.7 million was available for dividends or repurchase of stock at December 31, 1999. The Company is in compliance with the provisions of the Credit Agreement.

       On January 15, 1997, the amounts outstanding on the Senior Subordinated Notes and Subordinated Debentures were redeemed utilizing proceeds from borrowing under the term loan in the Credit Agreement plus available cash. In connection with the redemption of the Notes and Debentures, the Company recorded a gain of $4.6 million, net of taxes of $2.9 million.

       At December 31, 1999, the Company had outstanding performance and financial bonds of $3.8 million, which generally provide a guarantee as to the Company's performance under contracts and other commitments. As of December 31, 1999, the Company had outstanding letters of credit of $4.7 million used principally to support insurance and bonding programs. The outstanding letters of credit were reduced to $2.7 million subsequent to year end.

9.     RENTAL AND LEASE INFORMATION

       The Company leases certain facilities and equipment under operating leases. Total rental expense was $721,000, $695,000 and $717,000 for 1997, 1998 and 1999, respectively.

       Future estimated minimum rental commitments under operating leases at December 31, 1999 are as follows (thousands):

       2000   .....................................        $     1,880
       2001   .....................................              1,833
       2002   .....................................              1,749
       2003   .....................................              1,910
       2004   .....................................              1,606
       2005 and after..............................              1,602
                                                           -----------
                                                           $    10,580
                                                           ===========


       In December 1999, the Company entered into a lease agreement for substantially all of the equipment for its new Tennessee plant. The lease commitment provides for a maximum spending of $14.0 million and has a lease term of six years. The Company expects to spend $13.2 million for such equipment. Included in the table above are the estimated rent payments for equipment in place at December 31, 1999 under this lease.


10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company enters into various types of financial instruments in the normal course of business. The estimated fair value of amounts are determined based on available market information and, in certain cases, on assumptions concerning the amount and timing of estimated future cash flows and discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. Fair value for cash and cash equivalents approximates carrying value at December 31, 1999 due to the relatively short maturity of these financial instruments.

11.    TAXES ON INCOME



                                                                            Year Ended December 31
                                                                ----------------------------------
                                                                       1997         1998             1999
                                                                  ------------  -----------       -------
                                                                                  (thousands)
       Income from continuing operations before
         provision for income taxes:
           Domestic  ...............................              $   27,733      $   34,496       $  35,893
           Foreign  ................................                   2,253           1,670           1,231
                                                                  ----------      ----------       ---------
                                                                  $   29,986      $   36,166       $  37,124
                                                                  ==========      ==========       =========
       Provision for income taxes:
       Current taxes:
         Federal  ..................................              $   -           $   -            $  -
         State......................................                  -                  398           2,019
         Foreign  ..................................                  -               -                    -
                                                                  ----------      ----------       ---------
                                                                      -                  398           2,019
                                                                  ----------      ----------       ---------
       Deferred Taxes:
         Federal  ..................................                   9,472          11,513          12,183
         State......................................                   1,728           1,736             172
         Foreign  ..................................                 -                -                    -
                                                                  ----------      ----------       ---------
                                                                      11,200          13,249          12,355
                                                                  ----------      ----------       ---------
       Total provision for income taxes  ...........              $   11,200       $  13,647       $  14,374
                                                                  ==========       =========       =========


       A reconciliation between taxes computed at the U.S. statutory Federal income tax rate and the provision for income taxes reported in the Consolidated Statements of Income follows:


                                                                              Year Ended December 31
                                                                  ----------------------------------
                                                                       1997          1998            1999
                                                                  -----------     ----------      -------
                                                                                           (thousands)

       Tax provision at U.S. statutory rate.................      $   10,495      $   12,658       $  12,993
       Net operating loss benefit...........................            (788)           (585)           (431)
       Research and development tax credit carryforward.....          -                 (183)           -
       State taxes .........................................           1,123           1,387           1,383
       Other non-deductible expenses  ......................             370             370             429
                                                                  ----------      ------------    -----------
       Provision for income taxes  .........................      $   11,200      $   13,647       $  14,374
                                                                  ==========      ============    ===========


The following is a summary of the significant components of the Company's net deferred tax asset at December 31, 1998 and 1999:


                                                                                    1998               1999
                                                                                 --------           ---------
                                                                                          (thousands)
         Deferred tax assets:
           Insurance liabilities..............................................  $      4,724      $   3,532
           Pension liabilities................................................           379             -
           Warranties and backcharges ........................................         2,491          2,290
           Other expenses not currently deductible ...........................         8,380          6,292
           Operating loss carryforwards  .....................................         2,936            559
           Limited operating loss carryforwards ..............................        11,350            787
           Tax credit carryforwards...........................................        -               1,861
                                                                                   ---------      ---------
         Total tax assets ....................................................        30,260         15,321
                                                                                   ---------      ---------

         Deferred tax liabilities:
           Accelerated depreciation  .........................................        (3,997)        (4,089)
           LIFO inventory  ...................................................        (1,833)        (1,689)
           Prepaid pension....................................................        -                (251)
                                                                                   ----------     ---------

         Total tax liabilities................................................        (5,830)       (6,029)
                                                                                   ----------     ---------

         Deferred tax asset valuation allowance ..............................       (12,667)         ( 559)
                                                                                   ---------      ---------

         Net deferred tax asset...............................................  $     11,763      $   8,733
                                                                                  ==========      ==========


         Management believes that the Company will be able to realize the remaining unreserved portion of its deferred tax asset through future earnings. Management will continue to evaluate the level of its deferred tax valuation allowance at each balance sheet date and adjust the valuation reserve as warranted by changes in the Company's expected future profitability or other events. Deferred tax asset and valuation allowance amounts for 1998 have been adjusted to reflect facts that became available in 1999 related to the Company's limited loss carryforwards.

         At December 31, 1999, the Company had U.S. tax net operating loss carryforwards of approximately $98 million. Use of the loss is limited due to a "Change in Ownership," as defined in Section 382 of the Internal Revenue Code. The Company's ability to utilize such carryforward may be restricted to an aggregate potential availability of $2.3 million.

         At December 31, 1999, the Company had a net operating loss carryforward at its Canadian subsidiary of approximately $1.6 million which expires in 2000. A valuation allowance has been recorded for the entire amount of the deferred tax assets attributable to the Canadian net operating loss and other Canadian temporary differences.


12.      COMMITMENTS AND CONTINGENCIES

         There are various proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. The Company has recorded a liability related to litigation where it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

         The Company continues to be liable for obligations associated with sold or discontinued businesses prior to their sale or disposition including liabilities arising from Company self-insurance programs, unfunded pensions, warranty and rectification claims, environmental clean-up matters, and unresolved litigation. Management has made estimates as to the amount and timing of the payment of such liabilities which are reflected in the accompanying Consolidated Financial Statements. Given the subjective nature of many of these liabilities, their ultimate outcome cannot be predicted with certainty. However, based upon currently available information, management does not expect the ultimate resolution of such matters will have a material adverse effect on the Consolidated Financial Statements.

         The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At December 31, 1999, the Company had recorded reserves of approximately $5.4 million, representing the best estimate of management and the third parties of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe ultimate expenditures for these matters will materially exceed the amounts accrued.

         With respect to the environmental clean-up matters, the Company claimed coverage under its insurance policies for past and future clean-up costs related to certain sites for which the Company believed it was entitled to defense and indemnification under the policies. The insurer refused to admit or deny coverage. As a result, the Company filed a complaint against the insurer seeking to recover the past and future clean-up costs. During the third quarter of 1999, the Company reached a settlement with its insurance carrier. (See Note 3 to the Consolidated Financial Statements herein.)


13.      LONG-TERM INCENTIVE PLAN

         The Company's Long-Term Incentive Plan, (the "Incentive Plan"), as amended and restated, provides for the grant of both cash-based and stock-based awards to eligible employees of, and persons or entities providing services to, the Company and its subsidiaries and provides for one-time, automatic stock awards to non-employee members of the Board of Directors. Under the Incentive Plan, the Company may provide awards in the form of stock options, stock appreciation rights, restricted shares, performance awards, and other stock based awards. Currently up to 1,400,000 shares of common stock are issuable under the Incentive Plan, subject to appropriate adjustment in certain events. Shares issued pursuant to the Incentive Plan may be authorized and unissued shares or shares held in treasury. Awards may be granted under the Incentive Plan through March 19, 2001, unless the plan is terminated earlier by action of the Board of Directors. At December 31, 1999, there were 1,080,000 shares under the Long-Term Incentive Plan available for grant.

         During 1998, 15,000 restricted shares were forfeited. At December 31, 1999, 31,000 unvested restricted shares were outstanding.

         The fair market value of the restricted shares, based on the market price at the date of the grant, is recorded as deferred compensation, a component of stockholders' equity. Deferred compensation expense is amortized over the period benefited.


14.      RETIREMENT BENEFITS

         Defined Benefit Plan
         --------------------

         The Company amended its U.S. defined benefit pension plan, effective January 1, 1995, so that active salaried employees ceased to accrue future benefits after that date. Additionally, effective April 1, 1996, the plan was further amended so that certain U.S. active hourly employees who were not part of a collective bargaining agreement ceased to accrue future plan benefits. Benefits which are provided under the Company's defined benefit pension plan are primarily based on years of service and the employee's compensation. Plan assets of the Company's defined benefit plan are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds and fixed income securities.

         Currently, the Company's funding policy is to make payments to its defined benefit plan as required by minimum funding standards of the Internal Revenue Code.

         Net pension income of the defined benefit pension plan was:



                                                                             Year Ended December 31
                                                                 ----------------------------------
                                                                   1997           1998             1999
                                                                 --------         -----         -------
                                                                                      (thousands)

Service cost-benefits earned during the year  ..............  $       26   $     -        $      -
Interest cost on projected benefit obligation  .............       3,724          3,613           3,678
Expected return on assets ..................................      (4,429)        (4,393)         (4,372)
Net amortization and deferral  .............................          47             47              47
                                                              ----------    -----------    ------------
Net pension income .........................................   $    (632)     $    (733)     $     (647)
                                                               ==========     =========      ==========


         The following table reconciles the Company's benefit obligation for the defined benefit pension plan from the beginning of the year to the end of the year:

                                                          1998           1999
                                                        -------         ------
                                                               (thousands)

Benefit obligation at beginning of year ..........      $ 51,328       $ 50,440
Interest cost ....................................         3,613
                                                                          3,678
Actuarial loss ...................................         2,166          1,077
Benefits paid ....................................        (6,667)        (5,298)
                                                        --------       --------
Benefit obligation at end of year ................      $ 50,440       $ 49,897
                                                        ========       ========


         The following table reconciles the change in plan assets of the Company's defined benefit pension plan from the beginning of the year to the end of the year:

                                                           1998          1999
                                                         -------        ------
                                                                 (thousands)

Fair value of assets at beginning of year ........      $ 51,274       $ 51,091
Actual  return on plan assets ....................         6,484          5,137
Benefits paid ....................................        (6,667)        (5,298)
                                                        --------       --------
Fair value of assets at end of year ..............      $ 51,091       $ 50,930
                                                        ========       ========


         The following table sets forth the funded status and statement of financial position of the Company's defined benefit pension plan:

                                                           1998           1999
                                                         -------         ------
                                                               (thousands)

Fair value of assets at end of year ............       $ 51,091        $ 50,930
Benefit obligation at end of year ..............         50,440          49,897
                                                       --------        --------
Funded status ..................................            651           1,033
Unrecognized actuarial gain ....................           (536)           (224)
Unrecognized prior service cost ................            105              75
Unrecognized net obligation ....................             68              51
                                                       --------        --------
Net prepaid benefit cost .......................       $    288        $    935
                                                       ========        ========

         Actuarial assumptions used for the Company's defined benefit pension plan were as follows:


                                                                   Year Ended December 31
                                                            ----------------------------------
                                                              1997         1998           1999
                                                            --------      ------       -------
                                                                        (thousands)

       Assumed discount rate  ...........................     7.25%         7.0%          7.75%
       Expected rate of return on plan assets  ..........      9.0%         9.0%           9.0%


       Defined Contribution Plan
       -------------------------


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

                                                  Year Ended December 31
                                           -----------------------------------
                                              1997        1998          1999
                                           ---------     ------      -------
                                                        (thousands)

                                           $ 1,067      $  1,134      $  1,301
                                           =======      ========      ========


       Postretirement Medical and Life Insurance Plans
       -----------------------------------------------

       The Company sponsors postretirement medical and life insurance plans that cover a closed group of eligible retirees and their dependents. None of the plans are funded, nor do they have any plan assets.

       The following table sets forth the funded status reconciled with the amount recognized in the Company's Consolidated Balance Sheets:


                                                                                           December 31
                                                                                      ----------------------
                                                                                          1998           1999
                                                                                      -----------      ------
                                                                                              (thousands)

Accumulated Postretirement Benefit Obligation ("APBO"):
       Retired employees  ....................................................        $   1,231         $    415
                                                                                      =========         ========

       Unfunded accumulated benefit obligation in
         excess of plan assets  ..............................................        $  (1,231)        $   (415)
       Unrecognized gain  ....................................................           (3,830)          (3,395)
       Unrecognized transition obligation  ...................................            4,389              3,657
                                                                                      ---------         ----------

       Accrued postretirement benefit cost   .................................        $    (672)        $     (153)
                                                                                      =========         ==========

       Weighted average discount rate used in determination of APBO  .........             7.0%            7.75%
                                                                                      =========         ========


       The following table reconciles the Company's benefit obligation for postretirement medical and life insurance plans from the beginning of the year to the end of the year:


                                                                                        1998             1999
                                                                                      -------        --------
                                                                                            (thousands)

         Benefit obligation at beginning of year  ........................             $  1,704         $  1,231
         Interest cost ...................................................                  102               47
         Actuarial gain  .................................................                -                  209
         Benefits paid....................................................                 (575)            (406)
         Settlement.......................................................                -                 (666)
                                                                                       --------         --------
         Benefit obligation at end of year ...............................             $  1,231         $    415
                                                                                       ========         ========


       Net periodic postretirement benefit cost for 1997, 1998 and 1999 included the following components:


                                                                                     Year Ended December 31
                                                                                --------------------------------
                                                                                  1997       1998        1999
                                                                                --------     -----    -------
                                                                                           (thousands)

         Interest cost   .................................................      $   133      $  102      $    47
         Amortization of net obligation   ................................          776         813          732
         Recognized actuarial gain   .....................................         (330)       (333)        (226)
                                                                                --------     --------    -------
         Postretirement benefit cost......................................      $   579      $  582      $   553
                                                                                ========     ======      =======

         Weighted average discount rate used in
           determination of APBO  ........................................        7.25%         7.0%       7.75%
                                                                                =======     ========     =======



       The medical trend rate assumption has an immaterial impact on results.


15.    RELATED PARTY TRANSACTIONS

       The Company paid $240,000 during each of the years ended 1997, 1998 and 1999, to an affiliated company of the Company's Chief Executive Officer for manufacturing and certain other consulting services.


16.      BUYOUT PROPOSAL

       On  December  8, 1999,  the  Company  received a proposal  from The Heico
Companies, L.L.C. ("Heico") for the acquisition by Heico of all of the outstanding common stock not now owned by Heico or any of its affiliates. Heico and its affiliates currently own 11,156,363 shares of Company common stock, 69.3% of all outstanding common shares.

       The Board of Directors of the Company appointed an independent director as a special committee to consider and respond to the Heico proposal. The special committee engaged an independent financial advisor and independent legal counsel to assist it in evaluating the Heico proposal. Discussions between this special committee and Heico are continuing.

       On December 9, 1999, a class action lawsuit was filed in the Court of Chancery of the State of Delaware alleging, inter alia, breach of fiduciary duties on the part of the directors of the Company. On December 10, 1999, a similar class action lawsuit was filed in the Superior Court of the State of California. The Company believes these suits are without merit and intends to vigorously defend against them.

17.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Quarterly financial data is summarized as follows (in thousands, except per share data):


                                                                  First         Second         Third         Fourth
                                                                  -----         ------         -----         ------

       1999 (a)
       Revenue  ..........................................     $  59,864     $  67,635       $ 78,169      $  80,140
       Cost of sales  ....................................        48,284        53,323         60,588         62,044
       Income from continuing operations  ................         3,728         5,473          6,752          6,797
       Gain on discontinued operations  ..................        -              -              8,993           -
       Net income  .......................................         3,728         5,473         15,745          6,797
       Income per share from continuing operations  ......     $     .23     $     .34       $    .42      $     .42
       Net income per common share  ......................     $     .23     $     .34       $    .98      $     .42
                                                               ===========   ==========      ===========   ==========




       1998
       Revenue  ..........................................     $  62,488     $  74,217       $ 78,281      $  79,816
       Cost of sales  ....................................        50,827        58,221         61,808         64,057
       Net income  .......................................         3,508         6,519          6,285          6,207
       Net income per common share  ......................     $     .22     $     .41       $    .39      $     .39
                                                               ===========   ==========      ===========   ==========




  (a) In September 1999 the Company recorded a net gain on discontinued operations of $9.0 million, or $.56 per share. This gain represents reserve adjustments and other issues related to discontinued operations which are nonrecurring.
  (See Note 3 to the Consolidated Financial Statement herein.)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors of Robertson-Ceco Corporation:


We have audited the accompanying consolidated balance sheets of Robertson-Ceco Corporation, a Delaware Corporation, and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robertson-Ceco Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
San Francisco, California
February 4, 2000

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

              FINANCIAL DISCLOSURE
              --------------------


              None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------


(a) Information concerning the Registrant's directors is incorporated by reference to the section entitled "Election of Directors" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2000, to be filed pursuant to Regulation 14A.

(b) Information  concerning executive officers of the Registrant is set forth in
Item 4.1 of Part I page 6 of this Report under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT".


ITEM 11.      EXECUTIVE COMPENSATION
              ----------------------


     Information concerning executive compensation, other than the report of the compensation committee and the performance graph, is incorporated by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2000, to be filed pursuant to Regulation 14A.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------


     Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2000, to be filed pursuant to Regulation 14A.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------


     Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2000, to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              ----------------------------------------------------------------


                                                                        PAGE NO.

The following documents are filed as part of this Report:

(a)1.         Consolidated Financial Statements of Robertson-Ceco
              Corporation.

              Consolidated Statements of Income for the three
              years ended December 31, 1999.                                  14

              Consolidated Balance Sheets at December 31, 1998 and
              1999.                                                           15

              Consolidated Statements of Cash Flows for the three
              years ended December 31, 1999.                                  17

              Consolidated Statements of Stockholders' Equity
              for the three years ended December 31, 1999.                    18

              Notes to Consolidated Financial Statements, including
              Selected Quarterly Financial Data as required by Item
              302 of Regulation S-K.                                          19

              Report of Independent Public Accountants                        31

(a)2.         Financial Statement Schedules for the Three Years
              Ended December 31, 1999.

              SCHEDULE II - Valuation and Qualifying Accounts
              All other schedules are omitted because they are not
              applicable or not required.                                     36

 (a)3.        List of Exhibits.
              Exhibits filed or incorporated by reference in connection with this Report are listed in the Exhibit Index starting on page 38.

(b)           Reports on Form 8-K
              There were no reports on Form 8-K filed during the twelve months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Ramon, California, on this 29th day of March 2000.

                                              ROBERTSON-CECO CORPORATION

                                              By     /s/ Patrick G. McNulty
                                                     ---------------------------
                                                     Patrick G. McNulty
                                                     Corporate Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and as of the 29th day of March 2000. Each person whose signature appears below hereby authorizes each of Andrew G. C. Sage, II, Elmer A. Roskovensky and Ronald D. Stevens and appoints each of them singly his or her attorney-in-fact, each with full power of substitution, to execute in his name, place and stead, in any and all capacities, any or all further amendments to this Report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, making such further changes in this Report as the Company deems appropriate.

SIGNATURE


/s/ Michael E. Heisley, Sr.                     /s/ Andrew G. C. Sage, II
-----------------------------                   --------------------------------
Michael E. Heisley, Sr.                         Andrew G. C. Sage, II
Chief Executive Officer and Director            Chairman and Director
(Principal Executive Officer)


/s/ Elmer A. Roskovensky                        /s/ Ronald D. Stevens
-----------------------------                   --------------------------------
Elmer A. Roskovensky                            Ronald D. Stevens
President and Chief Operating Officer           Executive Vice President, Chief
 and Director                                   Financial Officer and Secretary


/s/ Frank A. Benevento II                       /s/ Stanley G. Berman
-----------------------------                   --------------------------------
Frank A. Benevento                              Stanley G. Berman
Director                                        Director


/s/ Gregg C. Sage                               /s/ Stanley H. Meadows
-----------------------------                   --------------------------------
Gregg C. Sage                                  Stanley H. Meadows
Director                                        Director


/s/ Patrick G. McNulty                          /s/ Michael E. Heisley, Jr.
-----------------------------                   --------------------------------
Patrick G. McNulty                              Michael E. Heisley, Jr.
Corporate Controller                            Director


                              ROBERTSON-CECO CORPORATION                                                SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (Thousands)

------------------------------------------------------------------------------------------------------------------------

        COLUMN A                        COLUMN B                 COLUMN C                   COLUMN D        COLUMN E
------------------------------------------------------------------------------------------------------------------------


                                         BALANCE                ADDITIONS                                     BALANCE
                                            AT          CHARGED TO        CHARGED TO                            AT
                                        BEGINNING        COSTS AND          OTHER                             END OF
     DESCRIPTION                        OF PERIOD        EXPENSES          ACCOUNTS          DEDUCTIONS       PERIOD
------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1999:
 Deducted from Asset Accounts:
   Allowance for
     Doubtful Accounts...............    $   1,795          $   384         $ -              $      269 (a)    $   1,910
                                        =========          ========        ========          =========        =========

Not Deducted from Asset Accounts:....                                                             1,000 (b)
   Reserves for Discontinued                                                                      1,000 (c)
     Operations (e)(g)  .............    $   4,254          $-              $ -               $     254 (d)    $   2,000
                                         =========          ========        ========          =========        =========

                                                                                                 (1,639)(d)
   Insurance liabilities - current  .    $   3,251          $ 7,238         $ -               $   9,271 (b)    $   2,857
                                         =========          =======         ========          =========        =========

                                                                                                  1,000 (c)
   Insurance liabilities - long-term     $   9,592          $-              $ -               $   1,639 (d)    $   6,953
                                         =========          =======         ========          =========        =========

                                                                                                 (2,493) (d)
   Other-current (f).................    $   4,870          $ 2,472         $ -               $   5,196 (b)    $   4,639
                                         =========          =======         ========          =========        =========

                                                                                                 (1,350)(c)
   Other-noncurrent (g)  ............    $   8,445          $-              $ -               $   1,610 (d)    $   8,185
                                         =========          =======         ========          =========        =========

YEAR ENDED DECEMBER 31, 1998:
 Deducted from Asset Accounts:
   Allowance for
      Doubtful Accounts  ............    $   1,690          $   220         $ -               $     115 (a)    $   1,795
                                         ==========         =======         ========          =========        =========

Not Deducted from Asset  Accounts:
   Reserves for Discontinued
    Operations (e)(g)                    $   5,272          $-              $ -               $   1,018 (b)    $   4,254
                                         ==========         =======         ========          =========        =========

                                                                                                  2,419 (d)
    Insurance liabilities  - current.    $   5,754          $ 7,808         $ -               $   7,892 (b)    $   3,251
                                         =========          =======         ========          =========        =========


   Insurance liabilities - long-term     $   7,331          $  (158)        $ -               $  (2,419)(d)     $  9,592
                                         =========          ========        ========           =========        =========

                                                                                                   (800)(d)
   Other-current (f) ................    $   5,602          $ 2,150         $ -               $   3,682 (b)    $   4,870
                                         =========          ========        ========          =========        =========

   Other-noncurrent (g) .............    $   9,245          $-              $ -               $     800 (d)    $   8,445
                                         =========          =======         ========          =========        =========











                              ROBERTSON-CECO CORPORATION                                                SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (Thousands)
------------------------------------------------------------------------------------------------------------------------

        COLUMN A                        COLUMN B                 COLUMN C                   COLUMN D        COLUMN E
------------------------------------------------------------------------------------------------------------------------


                                         BALANCE                ADDITIONS                                     BALANCE
                                            AT          CHARGED TO        CHARGED TO                            AT
                                        BEGINNING        COSTS AND          OTHER                             END OF
     DESCRIPTION                        OF PERIOD        EXPENSES          ACCOUNTS          DEDUCTIONS       PERIOD
------------------------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1997:
 Deducted from Asset
  Accounts:
   Allowance for
     Doubtful Accounts  ............     $   1,881         $    450         $   -             $     641 (a)    $   1,690
                                         =========         ========         ==========        =========        =========

Not Deducted from Asset  Accounts:
   Reserves for Discontinued
     Operations (e)(g)..............     $   6,273         $ -              $   -             $   1,001 (b)    $   5,272
                                         =========         ========         ==========        =========        =========

                                                                                                 (1,225)(d)
   Insurance liabilities - current       $   6,094         $  6,525         $   -             $   8,090 (b)    $   5,754
                                         =========         ========         ==========        =========        =========

                                                                                                  1,225 (d)
   Insurance liabilities - long-term     $   8,349         $ -              $   -             $    (207)(b)    $   7,331
                                         =========         ========         ==========        =========        =========

                                                                                                 (1,328)(d)
   Other-current (f)................     $   5,473         $  1,881         $   -             $   3,080 (b)    $   5,602
                                         =========         ========         ==========        =========        =========

   Other-noncurrent (g) ............     $  10,573         $ -              $   -             $   1,328 (d)    $   9,245
                                         =========         ========         ==========        =========        =========




NOTES:

(a)      Accounts receivable written off as uncollectable.
(b)      Represents charges to the accounts for their intended purposes.
(c)      Reversed excess reserve to income.  (See Note 3).
(d)      Represents transfer of reserves.
(e)      Represents reserves for businesses sold/held for sale.
(f)      The reserves are included in the caption "Other Accrued Liabilities" in the Consolidated Balance Sheets.
(g)      Current   reserves   are  included  in  the  caption   "Other   Accrued
         Liabilities"  and  non-current  reserves  are  included  in the Caption
         "Long-Term Liabilities" in the Consolidated Balance Sheets.
(h)      The reserves  include  warranty and backcharge  reserves,  reserves for restructuring,  environmental  and job loss  reserves  included  in the caption "Other Accrued Liabilities" in the Consolidated Balance Sheets.
         See Notes to Consolidated Financial Statements.


                                  Exhibit Index
Exhibit                                                               Sequential
No.                             Description                             Page No.

3.1           Registrant's   Second   Restated   Certificate   of
              Incorporation,  effective  July 23, 1993,  filed as
              Exhibit 3 to Registrant's  report on Form 8-K dated
              July 14, 1993 (File No. 1-10659),  and incorporated
              herein by reference thereto  .....................................

3.2           Bylaws of Registrant,  effective  November 8, 1990,
              and as Amended on  November  12,  1991,  August 27,
              1992 and December 16, 1993, filed as Exhibit 3.2 to
              Registrant's  Annual  Report  on Form  10-K for the
              fiscal  year  ended  December  31,  1993  (File No.
              1-10659),  and  incorporated  herein  by  reference
              thereto  .........................................................

4.1           Registration Rights Agreement dated May 17, 1993 by
              and  among  the  Registrant  and Sage RHH  filed as
              Exhibit  10.27  to  the  Registrant's  Registration
              Statement on Form S-4,  Registration  Statement No.
              33-58818,  and  incorporated  herein  by  reference
              thereto ..........................................................

4.2           Registration  Rights  Agreement  dated December 14,
              1993  by  and  among  the   Registrant   and  Heico
              Acquisitions,  Inc.  filed as  Exhibit  4.14 to the
              Registrant's  Annual  Report  on Form  10-K for the
              fiscal  year  ended  December  31,  1993  (File No.
              1-10659),  and  incorporated  herein  by  reference
              thereto  .........................................................

10.1          Amended and Restated 1991 Long Term Incentive Plan,
              filed  as  Exhibit  4.1 to  Registrant's  Form  S-8
              Registration  Statement No. 33-51665 dated December
              22,  1993,  and  incorporated  herein by  reference
              thereto  .........................................................

10.3          Registration Rights Agreement dated May 17, 1993 by
              and among the  Registrant  and Sage RHH referred to
              in Exhibit 4.2 above .............................................

10.4          Registration  Rights  Agreement  dated December 14,
              1993  by  and  among  the   Registrant   and  Heico
              Acquisitions, Inc. referred to in Exhibit 4.3 above  .............

10.7          Settlement  Agreement  dated  March 3,  1995 by and
              between  the  Registrant   and  Federal   Insurance
              Company  filed as  Exhibit  10.43  to  Registrant's
              Annual  Report  on Form  10-K  for the  year  ended
              December   31,   1994   (File  No.   1-10659)   and
              incorporated herein by reference thereto  ........................

10.9          Credit   agreement  dated  December  31,  1996  (as
              amended)  by and  between  the  Registrant  and the
              various financial  institutions and Bank of America
              as agent for the lenders as filed as Exhibit 2.1 to
              the  Registrants  Report  on Form 10-K for the year
              ended  December  31,  1997 (File No.  1-10659)  and
              incorporated herein by reference thereto  ........................

11            Statement re: Computation of Earnings Per Common Share  ........39

21            List of subsidiaries of Registrant  ............................41

23.1          Consent of Arthur Andersen LLP  ................................42

27            Financial Data Schedule