Form 10-Q
period 2000-03-31
ROBERTSON CECO CORP
filed 2000-05-15
CIK 868635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000
                               --------------

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
                                          Yes         X        No
                                                --------         --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at May 6, 2000
-----------------------------------------         ------------------------------
Common Stock, par value $0.01 per share                   16,096,550

                           ROBERTSON-CECO CORPORATION

                                    Form 10-Q
                                    ---------


                        For Quarter Ended March 31, 2000
                        --------------------------------

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION:

Item 1.       Financial Statements:

                  Condensed Consolidated Balance Sheets --
                        March 31, 2000 and December 31, 1999 .................3

                  Condensed Consolidated Statements of Operations --
                        Three Months Ended March 31, 2000 and 1999  ..........5

                  Condensed Consolidated Statements of Cash Flows --
                        Three Months Ended March 31, 2000 and 1999  ..........7

                  Notes to Condensed Consolidated Financial Statements  ......8

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  ......................12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk  ...15


PART II. OTHER INFORMATION:

Item 1.       Legal Proceedings .............................................16

Item 6.       Exhibits and Reports on Form 8-K ..............................16

Signatures ..................................................................17

Exhibit Index ...............................................................18

ITEM 1.


                              FINANCIAL STATEMENTS
                           ROBERTSON-CECO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                   March 31                 December 31
                                                                      2000                        1999
                                                                 ------------                 ------------

                             -- ASSETS--

CURRENT ASSETS:
     Cash and cash equivalents..............................     $     63,047                 $     47,527
     Accounts and notes receivable, net.....................           24,122                       30,987
     Inventories:
         Work in process....................................            6,558                        5,526
         Material and supplies..............................           15,919                       14,205
                                                                 ------------                 ------------

         Total inventories..................................           22,477                       19,731

     Deferred taxes, current................................            5,004                        5,884
     Other current assets...................................            1,939                        4,254
                                                                 ------------                 ------------

         Total current assets...............................          116,589                      108,383

PROPERTY, PLANT AND EQUIPMENT, at cost......................           72,152                       67,960
     Less accumulated depreciation..........................          (27,294)                     (26,691)
                                                                 ------------                 ------------

         Property, plant and equipment, net.................           44,858                       41,269

NET DEFERRED TAXES, NON CURRENT.............................            2,409                        2,849

EXCESS OF COST OVER NET ASSETS OF
     ACQUIRED BUSINESSES ...................................           23,920                       24,127

OTHER NON-CURRENT ASSETS....................................            1,684                        1,609
                                                                 ------------                 ------------

     TOTAL ASSETS...........................................     $    189,460                 $    178,237
                                                                 ============                 ============




                              See Notes to Condensed Consolidated Financial Statements



                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)
------------------------------------------------------------------------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                  March 31                  December 31
                                                                      2000                        1999
                                                                 ------------                 ------------

--LIABILITIES AND STOCKHOLDERS' EQUITY--

CURRENT LIABILITIES:
     Accounts payable, principally trade....................      $    12,531                  $    11,788
     Accrued payroll and benefits...........................            5,627                        8,282
     Long-term debt, current................................              920                       -
     Other accrued liabilities..............................           13,658                       12,696
                                                                  -----------                  -----------
         Total current liabilities..........................           32,736                       32,766

LONG-TERM DEBT..............................................            8,050                         -
                                                                  -----------                  -----------


LONG-TERM LIABILITIES.......................................           40,717                       41,011
                                                                  -----------                  -----------

TOTAL LIABILITIES...........................................           81,503                       73,777
                                                                  -----------                  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Common stock, par value $0.01 per share................              161                          161
     Capital surplus........................................          178,233                      178,233
     Accumulated deficit ...................................          (70,350)                     (73,911)
     Deferred compensation..................................              (66)                         (74)
     Accumulated other comprehensive income.................              (21)                          51
                                                                  -----------                  -----------

         Stockholders' equity...............................          107,957                      104,460
                                                                  -----------                  -----------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY......................      $   189,460                  $  178,237
                                                                  ===========                  ==========






            See Notes to Condensed Consolidated Financial Statements



                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                       March 31
                                                                 -----------------------------------------
                                                                      2000                         1999
                                                                 ------------                  -----------


NET REVENUES................................................     $     68,603                 $     59,864

COST OF SALES...............................................           56,673                       48,284
                                                                 ------------                 ------------

GROSS PROFIT................................................           11,930                       11,580

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES................................            6,898                        6,050
                                                                 ------------                 ------------

OPERATING INCOME............................................            5,032                        5,530
                                                                 ------------                 ------------

OTHER INCOME (EXPENSE):
     Interest expense.......................................             (182)                         (47)
     Other income - net.....................................              906                          544
                                                                 ------------                 ------------
                                                                          724                          497
                                                                 ------------                 ------------

INCOME BEFORE INCOME TAXES..................................            5,756                        6,027
INCOME TAXES................................................            2,195                        2,299
                                                                 ------------                 ------------

NET INCOME..................................................     $      3,561                 $      3,728
                                                                 ============                 ============










            See Notes to Condensed Consolidated Financial Statements


                           ROBERTSON-CECO CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONT'D)
----------------------------------------------------------------------------------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                       March 31
                                                                 ------------------------------------------
                                                                      2000                         1999
                                                                 ------------                  ------------


ACCUMULATED DEFICIT AT
     BEGINNING OF PERIOD  ..................................    $     (73,911)               $    (105,654)
NET INCOME  ................................................            3,561                        3,728
                                                                -------------                -------------

ACCUMULATED DEFICIT AT
     END OF PERIOD  ........................................    $     (70,350)               $    (101,926)
                                                                ==============               =============


BASIC/DILUTED INCOME PER
     COMMON SHARE ..........................................    $         .22                $         .23
                                                                =============                =============

SHARES USED IN INCOME PER
     SHARE CALCULATION .....................................           16,063                       16,063
                                                                =============                =============



















            See Notes to Condensed Consolidated Financial Statements



                           ROBERTSON-CECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                              March 31
                                                                       ---------------------------------------
                                                                            2000                        1999
                                                                       -------------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................      $   3,561                   $   3,728
Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
     Depreciation and amortization................................          1,300                       1,306
     Deferred income taxes........................................          2,061                       1,729
     Changes in assets and liabilities:
         Decrease in accounts and notes receivable................          6,865                       3,568
         Increase in inventories..................................         (2,746)                     (2,477)
         Increase in accounts payable.............................            743                         574
         Net changes in other assets and liabilities..............             63                      (5,871)
                                                                        ---------                   ---------

     NET CASH PROVIDED BY OPERATING
         ACTIVITIES...............................................         11,847                       2,557
                                                                        ---------                   ---------

     NET CASH USED FOR DISCONTINUED
         OPERATIONS  .............................................           (831)                     (1,456)
                                                                        ---------                   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................................         (4,466)                     (2,857)
                                                                        ---------                   ---------

     NET CASH USED FOR INVESTING ACTIVITIES                                (4,466)                     (2,857)
                                                                        ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings................................          9,200                       -
Payments on long-term borrowings .................................           (230)                      -
                                                                        ---------                   --------


     NET CASH USED FOR FINANCING ACTIVITIES.......................          8,970                          -
                                                                        ---------                   --------

     NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS.....................................         15,520                      (1,756)
     CASH AND CASH EQUIVALENTS -
         BEGINNING OF PERIOD......................................         47,527                      38,203
                                                                        ---------                    --------
     CASH AND CASH EQUIVALENTS -
         END OF PERIOD............................................      $  63,047                   $  36,447
                                                                        =========                   =========

SUPPLEMENTAL CASH FLOW DATA:
     Cash payments made for:
         Interest.................................................      $     139                   $      -
                                                                        =========                   ========
         Income taxes.............................................      $     134                   $     570
                                                                        =========                   =========

            See Notes to Condensed Consolidated Financial Statements


                           ROBERTSON-CECO CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of Robertson-Ceco Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the periods presented. All adjustments recorded during the period consisted of normal recurring adjustments. Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") was issued in June 1997 with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities and foreign currency translation adjustments). The dollar amount of the Company's adjustments required by SFAS No. 130 is not significant so there is not a significant difference between "traditional" net income and comprehensive income for the three months ended March 31, 2000 and 1999.

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

3.       OTHER LIABILITIES
         -----------------


         Other accrued liabilities consisted of the following:

                                                                               March 31              December 31
                                                                                 2000                  1999
                                                                            ------------            ------------

                                                                                          (Thousands)
         Reserves related to sold or discontinued businesses-
           Insurance liabilities ......................................     $        760            $        760
           Environmental...............................................            1,750                   1,750
           Warranty claim settlement  .................................            1,000                   1,000
           Other  .....................................................              447                     447
                                                                            ------------            ------------
                                                                                   3,957                   3,957
                                                                            ------------            ------------

         Warranty and backcharges......................................            2,288                   2,299
         Deferred revenue..............................................              645                     308
         Other    .....................................................            6,768                   6,132
                                                                            ------------            ------------
                                                                            $     13,658            $     12,696
                                                                            ============            ============


         Other long-term liabilities consisted of the following:

         Reserves related to sold or discontinued business -
           Insurance liabilities ......................................     $      3,883            $      3,908
           Environmental ..............................................            3,131                   3,625
           Warranty claim settlement...................................              750                   1,000
           Dispositions ...............................................            2,154                   2,151
           Other   ....................................................            2,395                   2,460
                                                                            ------------            ------------
                                                                                  12,313                  13,144
                                                                            ------------            ------------
         Warranty and backcharges .....................................            2,322                   2,293
         Other ........................................................           26,082                  25,574
                                                                            ------------            ------------
                                                                            $     40,717            $     41,011
                                                                            ============            ============


See Note 5 regarding contingencies.

4.       DEBT
         ----

         On December 31, 1996, the Company entered into a credit agreement ("Credit Agreement") with a group of banks. Under the original terms of the Credit Agreement, the lenders agreed to provide a term loan of up to $20 million, due June 30, 2001 which was paid in full in September, 1998. At that date, the Company reduced the amount available under the revolving credit and letter of credit facility from $25 million to $15 million maturing December 31, 2001. Up to $12 million of the revolving credit facility can be used to support outstanding letters of credit. As of March 31, 2000, the Company had outstanding letters of credit of approximately $2.5 million used principally to support insurance and bonding programs. Interest on loans under the Credit Agreement are based on the prime or the Eurodollar rate plus a factor which depends on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization. In addition, the Company pays a commitment fee on the unused amounts of the credit facility. Availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of March 31, 2000, the borrowing base was approximately $29.3 million. As collateral under the Credit Agreement, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries. The Credit Agreement contains certain financial covenants restricting dividend payments, repurchase of stock and the issuance of additional debt, amongst other matters. Under the terms of the Company's Credit Agreement, $53.5 million was available for dividends or repurchase of stock at March 31, 2000. The Company is in compliance with the provisions of the Credit Agreement.

         In January 2000, the Company borrowed $9.2 million under an Industrial Revenue Bond to finance the new manufacturing facility in Elizabethton, Tennessee. The Bond term is 10 years, and principal and interest payments are due quarterly. Interest is payable at 6.04% of the outstanding balance.

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

         The Company continues to be liable for obligations associated with sold or discontinued businesses prior to their sale or disposition including liabilities arising from Company self-insurance programs, unfunded pensions, warranty and rectification claims, environmental clean-up matters, and unresolved litigation. Management has made estimates as to the amount and timing of the payment of such liabilities which are reflected in the accompanying Consolidated Financial Statements. Given the subjective nature of many of these liabilities, their ultimate outcome cannot be predicted with certainty. However, based upon currently available information, management does not expect that the ultimate outcome of such matters will have a material adverse effect on the Consolidated Financial Statements.

         The Company has been identified as a potentially responsible party by various state and Federal authorities for clean-up and monitoring costs at waste disposal sites related to discontinued operations. Due to various factors, it is difficult to estimate future environmental related expenditures. The Company has engaged third parties to perform feasibility studies and assist in estimating the cost of investigation and remediation. At March 31, 2000, the Company has recorded reserves of approximately $4.9 million, representing the best estimate of management and the third parties of future costs to be incurred. The majority of these expenditures are expected to be incurred in the next five years. Although unexpected events could have an impact on these estimates, management does not believe that ultimate expenditures for these matters will materially exceed the amounts accrued.

5.       BUYOUT PROPOSAL
         ---------------

         On April 20, 2000, the Company entered into an Agreement and Plan of Merger (the "Agreement") with RHH Acquisition Corp. ("RHH
         Acquisition"), a company owned by Michael E. Heisley, Sr., Chief Executive Officer of the Company, and his affiliates, E.A. Roskovensky, President of the Company, and Andrew G.C. Sage, II, a director of the Company, that currently owns 71.9% of the Company's outstanding common stock. Pursuant to the Agreement, which contains customary conditions, RHH Acquisition has commenced a cash tender offer for any and all shares of the Company's common stock not owned by it at a price of $11.50 net to the seller in cash, subject to the condition that the number of shares tendered when combined with those already owned by RHH Acquisition equal at least 90% of the shares of common stock issued and outstanding. Following the tender offer, RHH Acquisition will be merged with and into the Company and holders of Company common stock (other than RHH Acquisition) will have their shares converted into the right to receive $11.50 in cash. If RHH Acquisition acquires enough shares in the tender offer so that Heico and its affiliates own more than 90% of all outstanding shares of the Company's common stock, the merger will take place without a vote of the Company's shareholders immediately after the tender offer is consummated.

         On December 9, 1999, a class action lawsuit was filed in the Court of Chancery of the State of Delaware alleging, inter alia, breach of fiduciary duties on the part of the directors of the Company in connection with the Heico proposal. On December 10, 1999, two similar class action lawsuits were filed, one in the Court of Chancery of the State of Delaware, and another in the Superior Court of the State of California. On April 20, 2000, the Company reached an agreement in principle to settle the two lawsuits filed in Delaware. The proposed settlement comtemplates that the litigation will be dismissed with prejudice and releases will be given. The proposed settlement is subject to execution of definitive settlement documents and to court approval. The proposed settlement also comtemplates the payment of the plaintiff's legal fees which are not material to the Company's Consolidated Financial Statements.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


Results Of Operations
---------------------

Revenues for the first quarter of 2000 were $68.6 million, an increase of $8.7 million, or 14.6%, when compared to the first quarter of 1999. A very high backlog at the beginning of the year and a continued good incoming order pace at most locations during the first quarter of 2000 contributed to higher revenues. However, due to approximately $1.1 million in start up losses at the new Tennessee plant in 2000, gross margin decreased from 19.3% to 17.4% for the three months ended March 31, 1999 and 2000, respectively. Thus gross profit for the three months ended March 31, 2000 of $11.9 million was only slightly higher than the same period in 1999.

Selling, general and administrative expenses ("S,G & A") increased $0.8 million in the first quarter of 2000 compared to the first quarter of 1999. Selling costs increased as commissions increased and the Company added sales personnel in most locations to improve sales volumes and support the new plant.

The combination of increased revenues, start up costs at the new plant and increased S,G & A expenses resulted in operating income of $5.0 million for the three months ended March 31, 2000 compared to $5.5 million in 1999, a 9.0% decrease.

Income before taxes for the three months ended March 31, 2000 of $5.8 million was slightly behind income for the same period in 1999. Interest expense increased $.01 million from 1999 due to the Industrial Revenue Bond issued in January 2000. Other income-net, which consists almost entirely of interest income, increased $0.4 million for the three months ended March 31, 2000 from the same period in 1999 due to higher average cash balances between years.

Net income was $3.6 million, or $.22 per share, during the three months ended March 31, 2000 compared to $3.7 million, or $.23 per share, in the same period in 1999.

Backlog of Orders
-----------------

At March 31, 2000 the backlog of unfilled orders believed to be firm was approximately $92.3 million compared to a backlog of $71.5 million at March 31, 1999 and $91.3 million at December 31, 1999.

Litigation
----------

There are various proceedings pending against or involving the Company which are ordinary or routine given the nature of the Company's business. The Company has recorded a liability related to litigation where it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the outcome of the Company's legal proceedings cannot at this time be predicted with certainty, management does not expect that these matters will have a material adverse effect on the Company's Consolidated Financial Statements.

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

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2000, the Company generated $11.8 million of cash from its operating activities compared to $2.6 million during the same period in 1999. Operating cash flow in 2000 benefited from pre-tax income of $5.8 million and strong collections of receivables. During the first quarter of 1999, the Company made deposits totaling $2.6 million related to equipment for the Tennessee plant. Most of these amounts have been reimbursed as of March 31, 2000 as operating leases have been put in place.

During the three months ended March 31, 2000, the Company spent approximately $0.8 million related to discontinued operations. Expenditures were related to payments on cleanup of environmental sites and resolving worker's compensation and general liability cases from sold businesses. Expenditures for these matters are dependent on several factors including construction activity at the cleanup sites and the ability to settle litigation on favorable terms. Management will continue to pursue settlement of these matters where possible and where favorable resolution can be accomplished.

Cash spent for additions to the Company's plant and equipment was $4.5 million. Capital spending in 2000 includes continued spending on the new Tennessee plant and upgrades to machinery and equipment at existing plants. Capital expenditures for the new plant for the three months ended March 31, 2000 were $1.2 million.

In January 2000, the Company issued an Industrial Revenue Bond in the amount of $9.2 million to support the new manufacturing facility in Elizabethton, Tennessee. Under the terms of the Bond, the Company paid down $0.2 million in March 2000. See Note 4.

The Company's credit facility has current maximum availability of $15.0 million and expires on December 31, 2001. Availability under the $15.0 million revolving credit portion of the Credit Facility is based on a percentage of eligible accounts receivable and inventory. At March 31, 2000, the Borrowing Base was estimated to be $29.3 million. As collateral under the Credit Facility, the Company has granted the lenders a security interest in all of the assets of the Company and its Restricted Subsidiaries, as defined. As of March 31, 2000 the Company had unused availability under the Credit Facility of $12.5 million and its outstanding letters of credit balance was $2.5 million.

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

Developments in any of these areas, which are more fully described in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1999, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

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






                                                   ROBERTSON-CECO CORPORATION
                                               ---------------------------------
                                                        (Registrant)






                                                By:  /s/ Patrick G. McNulty
                                                   -----------------------------
                                                   Patrick G. McNulty
                                                   Corporate Controller



May 12, 2000

                           ROBERTSON-CECO CORPORATION
                                  EXHIBIT INDEX
                                  -------------




EXHIBIT 11 -              Computation of Earnings Per Common Share

EXHIBIT 27 -              Financial Data Schedule